Form 10-K
period 2023-05-31
L A M Y
filed 2023-09-01
CIK 1939937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-266341

(Exact name of registrant as specified in its charter)

Wyoming	37-2039216
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

201 Allen Street Unit 10104, New York City, New York 10002	8200
(Address of principal executive offices)	(Primary Standard Industrial Classification Code Number)

657-315-8312

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

As of May 31, 2023, the registrant had 7,777,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the life sciences industry;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1. DESCRIPTION OF BUSINESS

The Company was incorporated in Wyoming in January of 2022. We are a startup developing a business taping the eLearning market and the gaming market by teaching financial knowledge and resource management to children. The product is to be delivered through an educational platform and, in particular, a video game marketed as which for a competitive subscription fee will provide an immersive learning experience in finance and real estate. The game will a number of revenue-generating features deployed in the game, including a possibility to trade virtual property from which LAMY intends to generate monetary commissions.

Our business has not suffered any bankruptcy, receivership or similar proceeding at any time. There have not been any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets in or out of the ordinary course of business.

The business model of our Company is deploying new technologies and trying to use innovations to reduce costs, gain competitive advantages to significantly affect the overcoming the inertia of developing economies. The relatively small costs for starting our business, ease of launching and being “closer” to the client than larger companies lower the barrier to creating and penetrating into the already narrow niche of numerous competitors in our target markets.

Please use the following link to our registration statement that includes the full discussion of the general development of the business.

To buttress our steady development in March of 2023, L A M Y has brought on board a new executive officer Mr. Stephen Townsend. Mr. Townsend is an officer with extensive experience in the fields of finance and real estate. He now commands our key executive operations. This addition contributed to the start of the production new revenue generating features on our platform .

We have trademark protected of brand in the United Kingdom, and are in the process of doing the same in other key regions.

We are not in need for any government approval of principal products or services we provide.

LAMY’s Registration Statement was declared effective by the Securities and Exchange Commission on February 13, 2023. This was followed by our initial offering of the Company’s stock of shares. The initial offering concluded in May of 2023.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Description of Property

In the US our executive offices are located at 201 Allen Street Unit 10104 New York, New York 10002. In the United Kingdom at 10 Sextons House, Bardsley Lane, London, SE10 9RQ. Other office spaces are currently being considered for our operations.

Item 3. Legal Proceedings

We are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

There was no established public trading market for our S-1 registered common shares during the given reporting period, year ending May 31, 2023.

(b) Holders

As of May 31, 2023, there were approximately 30 holders of record of our shares of Class A common stock, holding the total of 7,777,000 shares.

(c) Dividend Policy

We have never declared or paid any cash dividends on our common stock to date and do not intend to pay cash dividends. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of then-existing debt instruments and other factors the board of directors deems relevant.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

On March 16, 2023, an amount of 250,000 shares were granted to Mr. Stephen Townsend, in a stock-based payment of $2,500 for his executive services.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities

There were no recent sales of unregistered shares.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue operations.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED MAY 31, 2023 COMPARED TO FISCAL YEAR ENDED MAY 31, 2022.

Our net loss for the fiscal year ended May 31, 2023 is $ 56,421 compared to a net loss of $ 937 during the fiscal year ended May 31, 2022. During fiscal years ended May 31, 2023 and 2022 the Company has generated no revenue.

During the fiscal year ended May 31, 2023, we incurred legal and professional fees of $33,542, depreciation & amortization expense of $14,700, Interest expense of $5,089 and general and administrative expense of $3,086 compared to legal and professional fees of $393 and depreciation & amortization expense of $211, Interest expense of $333 and general and administrative expense of $0 incurred during fiscal year ended May 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2023 AND 2022

As of May 31, 2023, our total assets were $37,044 comprised of cash and cash equivalents of $7,855, Intangible(net) of $19,203 and equipment(net) of $9,986; our total liabilities were $66,132 comprised of accrued expenses $610, advance from our director of $3,000, note payable of $29,000 and note and loan payable in total to related party of $28,100, accrued interest of $5,422.

As of May 31, 2022, our total assets were $53,996 comprised of cash and cash equivalents of $10,107, Intangible(net) of $28,870 and equipment(net) of $15,019; our total liabilities were $54,433 comprised of note payable of $29,000 and note and loan payable in total to related party of $25,100, accrued interest of $333.

Cash Flows from Operating Activities

For the fiscal year ended May 31, 2023, net cash flows used in operating activities were $(38,111) consisting of net loss of $(56,421) amortization of $9,667, depreciation of $5,033 and increase in accrued expenses of $610 and increase in advances from related party of $3,000. For the fiscal year ended May 31, 2022, net cash flows used in operating activities were $(726) consisting of net loss of $(937) and amortization of $130 and depreciation of $81.

Cash Flows Provided by Investing Activities

For the fiscal years ended May 31, 2023 and 2022, net cash flows used in investing activities were $0 respectively.

Cash Flows from Financing Activities

For the fiscal year ended May 31, 2023, net cash from financing activities was $33,859 consisting of issuance of common stock of $27,770, proceeds from note payable of $3,000 and increase in relevant accrued interest of $5,089. For the fiscal year ended May 31, 2022, net cash from financing activities was $10,833 consisting of issuance of common stock of $500, proceeds from note payable of $10,000 and increase in relevant accrued interest of $333.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' reports accompanying our May 31, 2023 and 2022 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

6

Report of Independent Registered Public Accounting Firm

Bolko & Company	Accounting and Auditing Firm
1825 NW Corporate Blvd, 110
Boca Raton, Florida 33431

To the Shareholders and Board of Directors Lamy

We have audited the accompanying financial statements of LAMY (“Company”), which comprise of balance sheet as of May 31, 2023, and the related statement of operations, stockholders’ equity (deficit), and cash flow for the period then ended, and the related notes to the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. We were not engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit involves performing procedures to obtain audit evidence about amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Lamy will continue as going concern. As discussed in Note 2 to the financial statements, Lamy has suffered recurring losses from operations and has net capital deficiency that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bolko & Company

/s/ Bolko & Company

Certified Public Account

We have served as the Company’s auditor since 2023

August 31, 2023

Boca Raton, Florida

L A M Y
BALANCE SHEETS
(AUDITED)

	MAY 31, 2023	MAY 31, 2022
ASSETS
Current Assets
Cash & cash equivalents	$7,855	$10,107
Total current assets	7,855	10,107

Non-Current assets
Intangibles (net)	19,203	28,870
Equipment (net)	9,986	15,019
Total Non-Current assets	29,189	43,889

TOTAL ASSETS	$37,044	$53,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expense	$610	$–
Advances from related parties	3,000	–
Total current liabilities	3,610	–

Non-Current Liabilities
Loans from related parties	18,100	15,100
Note payable – related party	10,000	10,000
Note payable – others	29,000	29,000
Accrued Interest	5,422	333
Total non-current liabilities	62,522	54,433

Total Liabilities	66,132	54,433

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 & 5,000,000 shares issued and outstanding as of May 31, 2023 & May 31, 2022	778	500
Additional Paid-In-Capital	27,492	–
Accumulated Deficit	(57,358)	(937)
Total Stockholders’ equity (deficit)	(29,088)	(437)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,044	$53,996

The accompanying notes are an integral part of these financial statements.

L A M Y
STATEMENTS OF OPERATIONS
(AUDITED)

	FOR THE PERIOD FROM JUNE 01, 2022 TO MAY 31, 2023	FOR THE PERIOD FROM JANUARY 31, 2022 TO MAY 31, 2022

Revenue	$–	$–

Gross Profit	–	–

Operating Expenses
General and administrative expenses	56,421	937
Total Operating expenses	(56,421)	(937)

Other Income	–	–

Income (Loss) before provision for income taxes	(56,421)	(937)

Provision for income taxes	–	–

Net income (loss)	$(56,421)	$(937)

Income (loss) per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and diluted	5,686,257	1,630,137

The accompanying notes are an integral part of these financial statements.

L A M Y
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FROM JANUARY 31, 2022 (INCEPTION) TO MAY 31, 2023 (AUDITED)

	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total

Balance at January 31, 2022	–	$–	$–	$–	$–
Shares issued at $0.0001	5,000,000	500	–	–	500
Net loss for the period	–	–	–	(937)	(937)
Balances as of May 31, 2022	5,000,000	500	–	(937)	(437)

Shares issued at offering price 0.01	2,527,000	253	25,017		25,270
Shares issued for services	250,000	25	2,475		2,500
Net loss for the year	–	–	–	(56,421)	(56,421)
Balances as of May 31, 2023	7,777,000	$778	$27,492	$(57,358)	$(29,088)

The accompanying notes are an integral part of these financial statements.

L A M Y
STATEMENTS OF CASH FLOWS
(AUDITED)

	FOR THE PERIOD FROM JUNE 01, 2022 TO MAY 31, 2023	FOR THE PERIOD FROM JANUARY 31, 2022 TO MAY 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,421)	$(937)
Adjustment as of non-cash items;
Depreciation	5,033	81
Amortization	9,667	130
Changes in operating assets and liabilities
Increase in accrued expenses	610	–
Increase in advances from related parties	3,000	–
Net cash provided by (used in) Operating activities	(38,111)	(726)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) Investing activities	–	–
	–	–
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	27,770	500
Proceeds from note payable – related party	3,000	10,000
Accrued Interest	5,089	333
Net cash provided by Financing activities	35,859	10,833

Increase (decrease) in cash and equivalents	(2,252)	10,107
Cash and equivalents at beginning of the period	10,107	–
Cash and equivalents at end of the period	$7,855	$10,107

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities
Proceeds of loan from related party in exchange of asset	$–	$15,100
Proceeds from note payable against acquisition of intangibles	$–	$29,000

The accompanying notes are an integral part of these financial statements.

L A M Y NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED MAY 31, 2023 & 2022

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to May 31, 2023 of $(57,358). These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2023.

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

For the year ended May 31, 2023 the company recorded $5,033 in depreciation expense. From inception (January 31, 2022) through May 31, 2023 the company has recorded a total of $5,114 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Company acquired intangibles as on May 26, 2022 and consist of Videogame platform and related property rights of $29,000. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the year ended May 31, 2023 the company recorded $9,667 in amortization expense. From inception (January 31, 2022) through May 31, 2023 the company has recorded a total of $9,797 in amortization expense.

NOTE 6 – CAPITAL STOCK

The Company has 100,000,000 shares of common stock authorized with a par value of $0.0001 per share.

In February 2022, the Company issued 5,000,000 shares of its common stock at $0.0001 per share for total proceeds of $500.

During the year ended May 31, 2023, the Company issued 2,527,000 shares of its common stock at an offering price of $0.01 per share for total proceeds of $25,270 while 250,000 shares were issued for services at par value of $2,500.

As of May 31, 2023 & 2022, the Company had 7,777,000 & 5,000,000 shares issued and outstanding respectively.

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

Since inception (January 31, 2022) through May 31, 2023 the Company’s sole officer and director loaned the Company as follows:

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

As of May 31, 2023, interest accrued on this loan was $1,333.

As on May 25, 2022, $15,100 was loaned to the company in exchange for assets. Initially the loan was unsecured and interest free. Subsequently, on September 20, 2022, this loan was secured under promissory note bearing 10% simple interest per annum. This loan is payable in three installments as per following agreed schedule:

1st installment: $5,100.00 on or before September 20, 2023,

2nd installment: $5,000.00 on or before September 20, 2024,

3rd installment: $5,000.00 on or before September 20, 2025,

The interest amount is expected to be at $4,530; due with the final payment thereto.

As of May 31, 2023, interest accrued on this loan was $1,049.

As on October 11, 2022, the Company’s sole officer and director loaned the Company $3,000 as a long-term unsecured loan with interest payable on the unpaid principal at the rate of [3% over the US Federal Reserve Base Rate] per annum. This loan is payable in single lump sum amount by the end of two-year term i.e., on October 11, 2024. As of May 31, 2023, interest accrued on this loan was $140.

As of May 31, 2023, the total principal amount outstanding to related party was $28,100 while accrued interest is $2,522.

As of May 31, 2023, aggregate future principal payments to the related party in reference to upcoming fiscal years are as follow;

Year ended May 31, 2023	0
Year ended May 31, 2024	8,100
Year ended May 31, 2025	11,000
Year ended May 31, 2026	9,000
Thereafter	0

In addition to the above, during the year ended May 31, 2023, the Company’s sole officer and director advance the Company $3,000. This advance is interest free and is payable on demand.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, the Company owes a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note is unsecured, bears 10% simple interest per annum and fully payable by 26th May, 2024. As of May 31, 2023, interest accrued over this note is $2,900.

As of May 31, 2023, aggregate future principal payments for this debt in reference to upcoming fiscal years are as follow;

Year ended May 31, 2023	0
Year ended May 31, 2024	29,000
Thereafter	0

NOTE 9 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended May 31, 2023 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(12,045)
Change in valuation allowance	12,045
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2023 are as follows:

Deferred tax assets:
Net operating loss	$(12,045)
Valuation allowance	12,045
$–

The Company has approximately $57,358 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated other subsequent events till August 24, 2023, the date these financial statements were issued and has determined that there are no items to disclose.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position
Mr. Dwight Witmer	43	Founder CEO & CFO
Mr. Stephen Townsend	50	Chief Operations Officer

On March 15, 2023, Mr. Stephen Townsend was appointed as the COO of L A M Y.

Biographical Information and Background of officer and director

Mr. Dwight Witmer, CEO & CFO

Mr. Dwight Witmer has served as the Company’s Director, Secretary, and Treasurer since its incorporation on January 31, 2022. He is an internationally renowned and award-winning choreographer, in residence for Northern Ballet and its Artistic Director of Digital.

Professional Background Information About our Director

QUALIFICATIONS

· Diploma in Financial Planning – SPS Attained

· Financial Planning Certificate 1, 2 & 3

· JO1 (Taxation)

· JO2 (Trusts)

· JO4 (Pension Funding)

· JO5 (Pension Income)

· SV1 (Savings & Investments)

· CF7 (Lifetime Mortgages)

· CF8 (Long Term Care Planning)

· HR1 (Home Reversion Plans)

· Mortgage Advice Qualification (MAQ)

· Diploma for Secondary Higher Education (A Level equivalent)

Graduated with Honours

· University of Cambridge, Certificate for Proficiency in English

Grade A

· State of Belgium, Advanced Diploma for English Grade A

8

PROFESSIONAL EXPERIENCE

Company	Financial Advice Boutique

Dates	January 2014 – To Present

Occupation / Position Held	Independent Financial Adviser – Sustainable Finance - Director

Duties	Providing tailored independent financial planning and financing advice to individuals and small businesses, underpinned by social and environmental values.

Business Sector	Directly Authorized Independent Financial Adviser Firm

Company	Fairey Associates

Dates	April 2011 – August 2013

Occupation / Position Held	Independent Financial Adviser – Ethical Finance

Company	Positive Solutions

Dates	August 2009 – December 2010

Occupation / Position Held	Independent Financial Adviser

Company	St James’ Place Wealth Management

Dates	January 2007 – August 2009

Occupation / Position Held	Associate Partner

Company	Bates Millfield

Dates	September 2004 – December 2006

Occupation/Position Held	Independent Financial Adviser

Company	Faber Callidus - Zurich Advice Network

Dates	September 2003 – August 2004

Occupation/ Position Held	Trainee Financial Adviser

9

Languages: English, Dutch, French, Spanish and German

Mr. Stephen Townsend, COO

On March 15, 2023, the Board of Directors of L A M Y (the "Company") approved the appointment of Mr. Stephen Townsend as the Company's Chief operations Officer.

Mr. Stephen Townsend is a finance specialist with over 20 years of experience. Starting as a trainee financial adviser within a large insurance company, he worked his way up through the ranks and qualifications to become a fully qualified Independent Financial Adviser until turning the focus on property finance. Over the years, Mr. Townsend has built up a wealth of knowledge and extensive contacts within the finance and credit market. As a result, he has the needed expertise in finance and real estate markets. He is an expert in complex credit of transnational and variable income streams, including unusual and novel property transactions. He also holds the necessary specialist qualifications in the equity markets.

L A M Y' Chief Executive Officer, Mr. Dwight Witmer, within the interest of the Company, is in good understanding of Mr. Townsend’s level of professional competence and thus finds it fitting for the executive position at L A M Y.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is in compliance pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are in compliance with beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We are in compliance to the code of ethics that may or may not apply to our officers and directors, or persons performing similar functions because.

Audit Committee

We are compliant with the provisions and requirements of an audit committee considering our start-up phase and emerging growth company status.

Director Nominees

We do not have a nominating committee. Our management plans to select individuals to stand for election as members of our board of directors. We are yet to finalize a policy with regard to the consideration of any director candidates recommended by our security holders. Our board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our board. If security holders wish to recommend candidates directly to our board, they may do so by communicating directly with our officers at the address specified on the cover of this registration statement.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

10

SIGNIFICANT EMPLOYEES

Mr. Dwight Witmer, CEO of the Company, and Mr. Stephen Townsend, COO of the Company, are the two key employees.

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned, or accrued for services by our CEO and COO, and (collectively, the “Named Executive Officers”) from May 31, 2022 until May 31, 2023:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mr. Witmer, President CEO & CFO	2023	-1-	-0-	-0-	-0-	-0-	-0-	-0-	-1-

Mr. Stephen Townsend EVC	2023	-0-	-0-	2,500	-0-	-0-	-0-	-0-	-0-

There are currently two employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

The amount of 250,000 of the Company's shares for his first 12 month are paid to Mr. Townsend for his employment at L A M Y. While Mr. Witmer’s salary stands at $1,000 per anum in his second year of employment at the Company. There currently no bonus allocations to the Company’s employees.

CHANGE OF CONTROL

As of May 31, 2023, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

11

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2023 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Mr. Dwight Witmer	5,000,000 shares of common stock	64%
	201 Allen St.
	Unit 10104
	New York, NY 10002

Common Stock	Mr. Stephen Townsend	250,000 shares of common stock	3%
	201 Allen St.
	Unit 10104
	New York, NY 10002

The percentage of class is based on 7,777,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

As of March 15, 2023, 250,000 shares were granted to Mr. Stephen Townsend in a stock-based payment plan for his executive services. Up to May 31, 2023, the Company has accumulated loans from its CEO Mr. Dwight Witmer in the amount of $3000 and note payable to Mr. Witmer stood at $28,1000 respectively. Interest accrued over these note payable is $2,522 & $333 as of May 31, 2023 & 2022 respectively.

12

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2023 and for the fiscal year ended May 31, 2022, for professional services rendered by the principal accountants BF Borger CPA PC for the audits of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31, 2023	May 31, 2022
Audit Fees	$9,950	$0,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$9,950	$0,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

13

PART IV

Item 15: Exhibits, Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Number	Description

23.1	Consent of BF Borger CPA PC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

_______________

*To be filed by amendment.

Item 16. Form 10-K Summary

None.

14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L A M Y
Dated: August 31, 2023	By: /s/ Mr. Witmer
Mr. Dwight Witmer, Chief Executive Officer & Chief Financial Officer

15