Form 10-Q
period 2023-08-31
L A M Y
filed 2023-10-11
CIK 1939937

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

As of August 31, 2023, the registrant had 7,777,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of August 31, 2023.

2

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

L A M Y

CONDENSED UNAUDITED FINANCIAL STATEMENT

FOR THE QUARTER ENDED AUGUST 31, 2023

L A M Y BALANCE SHEETS

	AUGUST 31, 2023 (Unaudited)	MAY 31, 2023 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$1,318	$7,855
Total current assets	1,318	7,855

Non-Current assets
Intangibles (net)	16,787	19,203
Equipment (net)	8,727	9,986
Total non-Current assets	25,514	29,189

TOTAL ASSETS	$26,832	$37,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,145	$610
Advances from related parties	3,000	3,000
Total current liabilities	4,145	3,610

Non-Current Liabilities
Loans from related parties	18,100	18,100
Note payable – related party	10,000	10,000
Note payable – others	29,000	29,000
Accrued Interest	6,836	5,422
Total non-current liabilities	63,936	62,522

Total Liabilities	68,081	66,132

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 & 5,000,000 shares issued and outstanding as of August 31, 2023 & May 31, 2023	778	778
Additional Paid-In-Capital	27,492	27,492
Accumulated Deficit	(69,519)	(57,358)
Total Stockholders’ equity (deficit)	(41,249)	(29,088)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,832	$37,044

The accompanying notes are an integral part of these financial statements.

L A M Y STATEMENT OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED AUGUST 31, 2023	THREE MONTHS ENDED AUGUST 31, 2022
Revenue	$–	$–

Gross Profit	–	–

Operating Expenses
General and administrative expenses	12,161	12,970
Total Operating expenses	(12,161)	(12,970)

Other Income	–	–

Income (Loss) before provision for income taxes	(12,161)	(12,970)

Provision for income taxes	–	–

Net income (loss)	$(12,161)	$(12,970)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	7,777,000	5,000,000

The accompanying notes are an integral part of these financial statements.

L A M Y STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THREE MONTHS ENDED AUGUST 31, 2023 AND 2022 (UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balances as of May 31, 2023	7,777,000	778	27,492	(57,358)	(29,088)
Net loss for three months ended	–	–	–	(12,161)	(12,161)
Balances as of August 31, 2023	7,777,000	778	27,492	(69,519)	(41,249)

Balances as of May 31, 2022	5,000,000	500	–	(937)	(437)
Net loss for three months ended	–	–	–	(12,970)	(12,970)
Balances as of August 31, 2022	5,000,000	500	–	(13,908)	(13,408)

The accompanying notes are an integral part of these financial statements.

L A M Y STATEMENT OF CASHFLOWS (UNAUDITED)

	THREE MONTHS ENDED AUGUST 31, 2023	THREE MONTHS ENDED AUGUST 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,161)	$(12,970)
Adjustment as of non-cash items:
Depreciation	1,258	1,258
Amortization	2,416	2,416
Changes in operating assets and liabilities
Increase in accrued expenses	535	–
Increase in advances from related parties	–	–
Net cash provided by (used in) Operating activities	(7,951)	(9,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Proceeds from note payable – related party	–	–
Accrued Interest	1,414	975
Net cash provided by Financing activities	1,414	975

Increase (decrease) in cash and equivalents	(6,537)	(8,321)
Cash and equivalents at beginning of the period	7,855	10,107
Cash and equivalents at end of the period	$1,318	$1,786

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these financial statements.

L A M Y NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THREE MONTHS ENDED AUGUST 31, 2023

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to August 31, 2023 of $69,519. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of August 31, 2023, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2023.

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

Revenue is recognized when the following criteria are met:

•	Identification of the contract, or contracts, with customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy performance obligation.

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

For the quarter ended August 31, 2023 the company recorded $1,258 in depreciation expense. From inception (January 31, 2022) through August 31, 2023 the company has recorded a total of $6,373 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Company acquired intangibles as on May 26, 2022 and consist of Videogame platform and related property rights of $29,000. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the quarter ended August 31, 2023 the company recorded $2,416 in amortization expense. From inception (January 31, 2022) through August 31, 2023 the company has recorded a total of $12,213 in amortization expense.

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

As of August 31, 2023 & 2022, the Company had 7,777,000 & 5,000,000 shares issued and outstanding respectively.

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

Since inception (January 31, 2022) through August 31, 2023 the Company’s sole officer and director loaned the Company as follow;

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

As of August 31, 2023, interest accrued on this loan was $1,583.

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

As of August 31, 2023, interest accrued on this loan was $1,426.

As on October 11, 2022, the Company’s sole officer and director loaned the Company $3,000 as a long-term unsecured loan with interest payable on the unpaid principal at the rate of [3% over the US Federal Reserve Base Rate] per annum. This loan is payable in single lump sum amount by the end of two-year term i.e., on October 11, 2024. As of August 31, 2023, interest accrued on this loan was $201.

As of August 31, 2023, the total principal amount outstanding to related party was $28,100 while accrued interest is $3,211.

As of August 31, 2023, aggregate future principal payments to the related party in reference to upcoming fiscal years are as follows:

Year ended May 31, 2023	$0
Year ended May 31, 2024	8,100
Year ended May 31, 2025	11,000
Year ended May 31, 2026	9,000
Thereafter	$0

In addition to the above, during the quarter February 28, 2023, the Company’s sole officer and director advance the Company $3,000. This advance is interest free and is payable on demand.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owes a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note is unsecured, bear 10% simple interest per annum and fully payable by 26th May, 2024. As of August 31, 2023, interest accrued over this note is $3,625.

As of August 31, 2023, aggregate future principal payments for this debt in reference to upcoming fiscal years are as follows:

Year ended May 31, 2023	$0
Year ended May 31, 2024	29,000
Thereafter	$0

NOTE 9 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended August, 2023 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(14,599)
Change in valuation allowance	14,599
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2023 are as follows:

Deferred tax assets:
Net operating loss	$(14,599)
Valuation allowance	14,599
$–

The Company has approximately $69,519 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated other subsequent events till October 15, 2023, the date these financial statements were issued and has determined that there are no items to disclose.

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

Three Months Ended August 31, 2023 & 2022:

During the three months ended August 31, 2023 & August 31, 2022, we have generated $0 in revenues.

Our net loss for the three months ended August 31, 2023 was $12,161. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

Our net loss for the three months ended August 31, 2022 was $12,970. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses.

Liquidity and Capital Resources

As of August 31, 2023, our total assets were $26,832 consisting of intangibles $16,787, equipment $8,727 and cash and cash equivalents of $1,318. As of August 31, 2023, our total liabilities were $68,081. Total current liabilities were $4,145 consisting of advances from related party and accrued expenses. While total non-current liabilities of $63,936 comprises of loan payable to related party $18,100, notes payable to related party $10,000, notes payable to others $29,000 and accrued interest of $6,836.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For three months ended August 31, 2023 & 2022, net cash flows used in operating activities were $ (7,951) and $ (9,296) respectively.

Cash Flows from Investing Activities

As of August 31, 2023 & 2022, net cash flows used in investing activities were $0.

Cash Flows from Financing Activities

As of August 31, 2023 & 2022, net cash flows from financing activities were $1,414 and $975, as a result of increase in accrued interest.

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

None.

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

Dated: October 11, 2023

By: /s/ Dwight Witmer
Dwight Witmer, CEO and Founder

Dated: October 11, 2023

By: /s/ Stephen Townsend
Stephen Townsend, COO

