Form 10-K/A
period 2023-05-31
L A M Y
filed 2023-11-16
CIK 1939937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(424)-465-0407

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

EXPLANATORY NOTE

This Amendment to Form 10-K is being filed solely to reassess the Report of Independent Registered Public Accounting Firm.

2

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

October 15, 2023

Boca Raton, Florida

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L A M Y
Dated: November 16, 2023	By: /s/ Dwight Witmer
Dwight Witmer, Chief Executive Officer & Chief Financial Officer

4