Form 10-Q
period 2023-11-30
L A M Y
filed 2024-01-16
CIK 1939937

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of November 30, 2023, the registrant had 7,777,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of November 30, 2023.

2

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

L A M Y

CONDENSED UNAUDITED FINANCIAL STATEMENT

FOR THE QUARTER ENDED NOVEMBER 30, 2023

L A M Y BALANCE SHEETS

	NOVEMBER 30, 2023 (Unaudited)	MAY 31, 2023 (Audited)
ASSETS
Current Assets
Cash & cash equivalents	$1,028	$7,855
Accounts receivable	3,875	–
Total current assets	4,903	7,855

Non-Current assets
Intangibles (net)	14,370	19,203
Equipment (net)	7,469	9,986
Total non-Current assets	21,839	29,189

TOTAL ASSETS	$26,742	$37,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$2,069	$610
Advances from related parties	4,145	3,000
Total current liabilities	6,214	3,610

Non-Current Liabilities
Loans from related parties	18,100	18,100
Note payable – related party	10,000	10,000
Note payable – others	29,000	29,000
Accrued Interest	8,250	5,422
Total non-current liabilities	65,350	62,522

Total Liabilities	71,564	66,132

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 & 5,000,000 shares issued and outstanding as of November 30, 2023 & May 31, 2023	778	778
Additional Paid-In-Capital	27,492	27,492
Accumulated Deficit	(73,092)	(57,358)
Total Stockholders’ equity (deficit)	(44,822)	(29,088)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$26,742	$37,044

The accompanying notes are an integral part of these financial statements.

L A M Y STATEMENT OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2023	THREE MONTHS ENDED NOVEMBER 30, 2022	SIX MONTHS ENDED NOVEMBER 30, 2023	SIX MONTHS ENDED NOVEMBER 30, 2022
Revenue	$3,875	$–	$3,875	$–

Gross Profit	$3,875	$–	$3,875	$–

Operating Expenses
General and administrative expenses	7,448	8,407	19,609	21,377
Total Operating expenses	(7,448)	(8,407)	(19,609)	(21,377)

Other Income	–	–	–	–

Income (Loss) before provision for income taxes	(3,573)	(8,407)	(15,734)	(21,377)

Provision for income taxes	–	–	–	–

Net income (loss)	$(3,573)	$(8,407)	$(15,734)	$(21,377)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	7,777,000	5,000,000	7,777,000	5,000,000

The accompanying notes are an integral part of these financial statements.

L A M Y STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR SIX MONTHS ENDED NOVEMBER 30, 2023 AND 2022 (UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balances as of May 31, 2023	7,777,000	778	27,492	(57,358)	(29,088)
Net loss for six months ended	–	–	–	(15,734)	(15,734)
Balances as of November 30, 2023	7,777,000	778	27,492	(73,092)	(44,822)

Balances as of May 31, 2022	5,000,000	500	–	(937)	(437)
Net loss for six months ended	–	–	–	(21,377)	(21,377)
Balances as of November 30, 2022	5,000,000	500	–	(22,314)	(21,814)

The accompanying notes are an integral part of these financial statements.

L A M Y STATEMENT OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED NOVEMBER 30, 2023	SIX MONTHS ENDED NOVEMBER 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,734)	$(21,377)
Adjustment as of non-cash items:
Depreciation	2,517	2,517
Amortization	4,833	4,833
Changes in operating assets and liabilities
Increase in accrued accounts receivable	(3,875)	–
Increase in accrued expenses	1,459	–
Increase in advances from related parties	1,145	–
Net cash provided by (used in) Operating activities	(9,655)	(14,027)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Proceeds from note payable – related party	–	3,000
Accrued Interest	2,828	2,271
Net cash provided by Financing activities	2,828	5,271

Increase (decrease) in cash and equivalents	(6,827)	(8,756)
Cash and equivalents at beginning of the period	7,855	10,107
Cash and equivalents at end of the period	$1,028	$1,351

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these financial statements.

L A M Y NOTES TO THE UNAUDITED FINANCIAL STATEMENTS FOR THREE MONTHS ENDED NOVEMBER 30, 2023

NOTE 1 – ORGANIZATION AND BUSINESS

LAMY. (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on January 31, 2022. The company intends to develop a successful business through provision of financial knowledge and resource management to the youngsters through an educational platform and, chiefly, an immersive video game called TwoPlus1®.

The Company has adopted May 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to November 30, 2023 of $73,092. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2023.

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

For the quarter ended November 30, 2023 the company recorded $1,258 in depreciation expense. From inception (January 31, 2022) through November 30, 2023 the company has recorded a total of $7,631 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Company acquired intangibles as on May 26, 2022 and consist of Videogame platform and related property rights of $29,000. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the quarter ended November 30, 2023 the company recorded $2,416 in amortization expense. From inception (January 31, 2022) through November 30, 2023 the company has recorded a total of $14,630 in amortization expense.

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

As of November 30, 2023 & 2022, the Company had 7,777,000 & 5,000,000 shares issued and outstanding respectively.

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

Since inception (January 31, 2022) through November 30, 2023 the Company’s sole officer and director loaned the Company as follow;

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

1st installment: $3,000.00 on or before July 1, 2023,

2nd installment: $3,000.00 on or before July 1, 2024,

3rd installment: $4,000.00 on or before July 1, 2025,

The interest amount is expected to be at $3,000, due with the final payment thereto.

As of November 30, 2023, interest accrued on this loan was $1,833.

As on May 25, 2022, $15,100 was loaned to the company in exchange for assets. Initially the loan was unsecured and interest free. Subsequently, on September 20, 2022, this loan was secured under a promissory note bearing 10% simple interest per annum. This loan is payable in three installments as per following agreed schedule:

1st installment: $5,100.00 on or before September 20, 2023,

2nd installment: $5,000.00 on or before September 20, 2024,

3rd installment: $5,000.00 on or before September 20, 2025,

The interest amount is expected to be at $4,530, due with the final payment thereto.

As of November 30, 2023, interest accrued on this loan was $1,804.

As on October 11, 2022, the Company’s sole officer and director loaned the Company $3,000 as a long-term unsecured loan with interest payable on the unpaid principal at the rate of [3% over the US Federal Reserve Base Rate] per annum. This loan is payable in a single lump sum amount by the end of two-year term i.e., on October 11, 2024. As of November 30, 2023 interest accrued on this loan was $263.

As of November 30, 2023, the total principal amount outstanding to related party under long term liability was $28,100 while accrued interest is $3,900.

As of November 30, 2023, aggregate future principal payments to the related party in reference to upcoming fiscal years are as follows:

Year ended May 31, 2023	$0
Year ended May 31, 2024	8,100
Year ended May 31, 2025	11,000
Year ended May 31, 2026	9,000
Thereafter	$0

In addition to the above, as of period ended November 30, 2023, the Company’s sole officer and director advance the Company $4,145. This advance is interest free and is payable on demand.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owes a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note is unsecured, bear 10% simple interest per annum and fully payable by 26th May, 2024. As of November 30, 2023, interest accrued over this note is $4,350.

As of November 30, 2023, aggregate future principal payments for this debt in reference to upcoming fiscal years are as follows:

Year ended May 31, 2023	$0
Year ended May 31, 2024	29,000
Thereafter	$0

NOTE 9 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended November 30, 2023 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(15,349)
Change in valuation allowance	15,349
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at November 30, 2023 are as follows:

Deferred tax assets:
Net operating loss	$(15,349)
Valuation allowance	15,349
$–

The Company has approximately $73,092 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated other subsequent events till January 10, 2023, the date these financial statements were issued and has determined that there are no items to disclose.

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

Three & Six Months Ended November 30, 2023 & 2022:

During the three months ended November 30, 2023 & 2022, we have generated $3,875 & $0 in revenues.

During the six months ended November 30, 2023 & 2022, we have generated $3,875 & $0 in revenues.

The company’s operating expenses for the three months ended November 30, 2023 were $7,448 as compared to $8,407 during the three months ended November 30,2022. Operating expenses consist of mainly legal and professional fees, depreciation and amortization expenses & other administrative expenses. Decrease in current period is mainly due to decrease in professional fee.

Net loss for three months ended November 30, 2023 & 2022 was $3,573 & 8,407 respectively.

Net loss for six months ended November 30, 2023 & 2022 was $15,734 & 21,377 respectively.

Liquidity and Capital Resources

As of November 30, 2023, our total assets were $26,742 consisting of intangibles $14,370, equipment $7,469, accounts receivable $3,875 and cash and cash equivalents of $1,028. As of November 30, 2023, our total liabilities were $71,564. Total current liabilities were $6,214 consisting of advances from related party and accrued expenses. While total non-current liabilities of $65,350 comprises of loan payable to related party $18,100, notes payable to related party $10,000, notes payable to others $29,000 and accrued interest of $8,250.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For six months ended November 30, 2023 & 2022, net cash flows used in operating activities were $ (9,655) and $ (14,027) respectively.

Cash Flows from Investing Activities

As of November 30 31, 2023 & 2022, net cash flows used in investing activities were $0.

Cash Flows from Financing Activities

As of November 30, 2023 & 2022, net cash flows from financing activities were $2,828 and $5,271 as a result of increase in accrued interest and advance from related party in November 30, 2022.

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

Dated: January 16, 2024

By: /s/ Dwight Witmer
Dwight Witmer, CEO and Founder

Dated: January 16, 2024

By: /s/ Stephen Townsend
Stephen Townsend, COO

