Form 10-K
period 2024-05-31
LAMY
filed 2024-08-30
CIK 1939937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-56599

(Exact name of registrant as specified in its charter)

Wyoming	37-2039216
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

201 Allen Street, Unit 10104, New York City, New York 10002	8200
(Address of principal executive offices)	(Primary Standard Industrial Classification Code Number)

657-315-8312
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

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

As of May 31, 2024, the registrant had 7,777,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of May 31, 2024.

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

To buttress our steady development in March of 2023, LAMY has brought on board a new executive officer, Mr. Stephen Townsend. Mr. Townsend is an officer with extensive experience in the fields of finance and real estate. He now commands our key executive operations. This addition contributed to the start of the production new revenue generating features on our platform .

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

Item 1C. Cybersecurity.

None

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

There was no established public trading market for our common shares during the given reporting period, year ending May 31, 2024.

(b) Holders

As of May 31, 2024, there were approximately 30 holders of record of our shares of Class A common stock, holding the total of 7,777,000 shares.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

On March 16, 2023, an amount of 250,000 shares were granted to Mr. Stephen Townsend, in a stock-based payment of $2,500 for his executive services. No stock-based payment was issued during the year ended May 31, 2024.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities

There were no recent sales of unregistered shares.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

FISCAL YEAR ENDED MAY 31, 2024 COMPARED TO FISCAL YEAR ENDED MAY 31, 2023.

Our net loss for the fiscal year ended May 31, 2024 is $25,807 compared to a net loss of $56,421 during the fiscal year ended May 31, 2023. The company generated $11,500 in revenue during the year ended May 31, 2024 as compared to $0 revenue during the fiscal year ended May 31, 2023.

During the fiscal year ended May 31, 2024, we incurred legal and professional fees of $17,269, depreciation & amortization expense of $14,700, Interest expense of $5,656 and general and administrative expense of $118 compared to legal and professional fees of $33,545 and depreciation & amortization expense of $14,700, Interest expense of $5,089 and general and administrative expense of $3,087 incurred during fiscal year ended May 31, 2023. As of May 31 2024, Interest income against revenue receivables is $436 as compared to $0 for the fiscal year ending May 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED MAY 31, 2024 AND 2023

As of May 31, 2024, our total assets were $27,453 comprised of cash and cash equivalents of $1,028, Accounts receivables $11,500, interest receivables $436, Intangible (net) of $9,537 and equipment (net) of $4,952; our total liabilities were $82,348 comprised of accrued expenses $1,211, advance from our director of $12,958, note payable of $29,000 and note and loan payable in total to related party of $28,100, accrued interest of $11,079.

As of May 31, 2023, our total assets were $37,044 comprised of cash and cash equivalents of $7,855, Intangible(net) of $19,203 and equipment(net) of $9,986; our total liabilities were $62,522 comprised of accrued expenses $610, advance from our director of $3,000, note payable of $29,000 and note and loan payable in total to related party of $28,100, accrued interest of $5,422.

Cash Flows from Operating Activities

For the fiscal year ended May 31, 2024, net cash flows used in operating activities were $(12,484) consisting of net loss of $(26,243) amortization of $9,667, depreciation of $5,033 and increase in accounts receivables ($11,500), increase in interest receivable $436, increase in accrued expenses of $610 and increase in advances from related party of $9,958. For the fiscal year ended May 31, 2023, net cash flows used in operating activities were $(38,111) consisting of net loss of $(56,421) amortization of $9,667, depreciation of $5,033 and increase in accrued expenses of $610 and increase in advances from related party of $3,000.

Cash Flows Provided by Investing Activities

For the fiscal years ended May 31, 2024 and 2023, net cash flows used in investing activities were $0 respectively.

Cash Flows from Financing Activities

For the fiscal year ended May 31, 2024, net cash from financing activities was $5,657 consisting of increase in accrued interest of $5,657. For the fiscal year ended May 31, 2023, net cash from financing activities was $33,859 consisting of issuance of common stock of $27,770, proceeds from note payable of $3,000 and increase in relevant accrued interest of $5,089.

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

GOING CONCERN

The independent auditors’ reports accompanying our May 31, 2024 and 2023 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

LAMY

ANNUAL FINANCIAL STATEMENT

FOR THE YEAR ENDED MAY 31, 2024

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

LAMY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lamy (the ‘Company’) as of May 31, 2024, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended May 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and the results of its operations and its cash flows for the year ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(83,165), net loss of $(25,807) and a negative working capital of $(1,205). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 3 to the financial statements, the Company recognizes revenue from provision of comprehensive financial instruction and innovations modules, which is deliver through digital-age instruments and methodologies. At contract inception, the Company assesses the services promised in the contract with customers and identifies a performance obligation for each, in accordance with ASC 606, Revenue from Contracts with Customers. To determine the performance obligation, the Company considers all products and services promised in the contract. Revenue is recognized over time as the services is rendered to customer as it most accurately represents the value of services transferred to the customer.

The primary procedures we performed to address this critical audit matter included:

We reviewed the underlying agreements and contracts and assessed the terms to determine if the performance obligation was met and for the correct amount.
We recalculated the mathematical accuracy of the revenue.
We reviewed the adequacy of the company disclosure

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 2 to the financial statements, the Company has significant operating losses and a working capital deficiency. Furthermore, the company has matured notes payable to external lender and related party without means of repayment.

The ability of the Company to continue as a going concern is dependent on embarking on a profitable business venture or obtaining additional financing from the shareholders or working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern.

(ii)	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

(iii)	We reviewed and evaluated management plan for dealing with adverse effects of these conditions and events

(iv)	We assessed the possibility of raising additional debt or credit,

(v)	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/s/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

August 28, 2024

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

Bolko & Company

/s/ Bolko & Company

Certified Public Account

We have served as the Company’s auditor since 2023

August 31, 2023

Boca Raton, Florida

LAMY BALANCE SHEETS

	MAY 31, 2024	MAY 31, 2023
ASSETS
Current Assets
Cash & cash equivalents	$1,028	$7,855
Accounts receivable	11,500	–
Interest receivable	436	–
Total current assets	12,964	7,855

Non-Current assets
Intangibles (net)	9,537	19,203
Equipment (net)	4,952	9,986
Total non-current assets	14,489	29,189

TOTAL ASSETS	$27,453	$37,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$1,211	$610
Advances from related parties	12,958	3,000
Total current liabilities	14,169	3,610

Non-Current Liabilities
Loans from related parties	18,100	18,100
Note payable – related party	10,000	10,000
Note payable – others	29,000	29,000
Accrued Interest	11,079	5,422
Total non-current liabilities	68,179	62,522

Total Liabilities	82,348	66,132

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 shares issued and outstanding as of May 31, 2024 & 2023	778	778
Additional Paid-In-Capital	27,492	27,492
Accumulated Deficit	(83,165)	(57,358)
Total Stockholders’ equity (deficit)	(54,895)	(29,088)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$27,453	$37,044

The accompanying notes are an integral part of these financial statements.

LAMY STATEMENT OF OPERATIONS

	YEAR ENDED MAY 31, 2024	YEAR ENDED MAY 31, 2023
Revenue	$11,500	$–
Cost of revenue	9,667	–
Gross Profit	1,833	–

Operating Expenses
General and administrative expenses	28,076	56,421
Total Operating expenses	28,076	56,421

Other Income	436	–

Income (Loss) before provision for income taxes	(25,807)	(56,421)

Provision for income taxes	–	–

Net income (loss)	$(25,807)	$(56,421)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	7,777,000	5,686,257

The accompanying notes are an integral part of these financial statements.

LAMY STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEAR ENDED MAY 31, 2024 AND MAY 31, 2023

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balances as of May 31, 2023	7,777,000	778	27,492	(57,358)	(29,088)
Net loss for the year	–	–	–	(25,807)	(25,807)
Balances as of May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)

Balances as of May 31, 2022	5,000,000	500	–	(937)	(437)
Shares issued at offering price 0.01	2,527,000	253	25,017	–	25,270
Shares issued for services	250,000	25	2,475	–	2,500
Net loss for the year	–	–	–	(56,421)	(56,421)
Balances as of May 31, 2023	7,777,000	778	27,492	(57,358)	(29,088)

The accompanying notes are an integral part of these financial statements.

LAMY STATEMENT OF CASH FLOWS

	YEAR ENDED MAY 31, 2024	YEAR ENDED MAY 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,807)	$(56,421)
Adjustment as of non-cash items:
Depreciation	5,033	5,033
Amortization	9,667	9,667
Changes in operating assets and liabilities
Increase in accounts receivable	(11,500)	–
Increase in interest receivable	(436)	–
Increase in accrued expenses	601	610
Increase in advances from related parties	9,958	3,000
Net cash provided by (used in) Operating activities	(12,484)	(38,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	27,770
Proceeds from note payable – related party	–	3,000
Accrued Interest	5,657	5,089
Net cash provided by Financing activities	5,657	35,859

Increase (decrease) in cash and equivalents	(6,827)	(2,252)
Cash and equivalents at beginning of the period	7,855	10,107
Cash and equivalents at end of the period	$1,028	$7,855

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these financial statements.

LAMY NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED MAY 31, 2024

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to May 31, 2024 of $83,165. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of May 31, 2024, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2024.

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

For the year ended May 31, 2024 the company recorded $5,033 in depreciation expense. From inception (January 31, 2022) through May 31, 2024 the company has recorded a total of $10,148 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Company acquired intangibles as on May 26, 2022 and consist of Videogame platform and related property rights of $29,000. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the year ended May 31, 2024 the company recorded $9,667 in amortization expense. From inception (January 31, 2022) through May 31, 2024 the company has recorded a total of $19,463 in amortization expense.

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

As of May 31, 2024 & 2023 the Company had 7,777,000 shares issued and outstanding respectively.

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

Since inception (January 31, 2022) through May 31, 2024 the Company’s sole officer and director loaned the Company as follow;

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

As of May 31, 2024, interest accrued on this loan was $2,333.

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

As of May 31, 2024, interest accrued on this loan was $2,559.

As on October 11, 2022, the Company’s sole officer and director loaned the Company $3,000 as a long-term unsecured loan with interest payable on the unpaid principal at the rate of [3% over the US Federal Reserve Base Rate] per annum. This loan is payable in a single lump sum amount by the end of two-year term i.e., on October 11, 2024. As of May 31, 2024 interest accrued on this loan was $386.

As of May 31, 2024, the total principal amount outstanding to related party under long term liability was $28,100 while total accrued interest due to related party is $5,278.

As of May 31, 2024, aggregate future principal payments to the related party in reference to upcoming fiscal years are as follows:

Year ended May 31, 2023	$0
Year ended May 31, 2024	$8,100
Year ended May 31, 2025	$11,000
Year ended May 31, 2026	$9,000
Thereafter	$0

In addition to the above, as of period ended May 31, 2024, the Company’s sole officer and director advance the Company $12,958. This advance is interest free and is payable on demand.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owes a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note is unsecured, bear 10% simple interest per annum and fully payable by 26th May, 2024. As of May 31, 2024, interest accrued over this note is $5,800.

As of May 31, 2024, aggregate future principal payments for this debt in reference to upcoming fiscal years are as follows:

Year ended May 31, 2023	$0
Year ended May 31, 2024	$29,000
Thereafter	$0

NOTE 9 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended May 31, 2024 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(17,465)
Change in valuation allowance	17,465
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at May 31, 2024 are as follows:

Deferred tax assets:
Net operating loss	$(17,465)
Valuation allowance	17,465
$–

The Company has approximately $83,165 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated other subsequent events till August 28, 2024, the date these financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

On June 11, 2024, the Board of Directors of LAMY. (the “Company”) approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2024, effective immediately, and dismissed Bush and Associates CPA (‘’Bush”) , as the Company’s independent registered public accounting firm.

Bush and Associates CPA never issued an audit opinion on our financial statements, and during the course of their engagement there were no disagreements with Bush and Associates CPA on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of With, would have caused Bush and Associates CPA to make reference to the matter in their audit opinion, if issued.

Item 9A. Controls and Procedures

None.

Item 9B. Other Information

During the year ended May 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officers and Director	Age	Position
Mr. Dwight Witmer	43	Founder CEO & CFO
Mr. Stephen Townsend	50	Chief Operations Officer

On March 15, 2023, Mr. Stephen Townsend was appointed as the COO of LAMY.

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

Professional Background Information About our Director

QUALIFICATIONS

· Diploma in Financial Planning – SPS Attained

· Financial Planning Certificate 1, 2 & 3

· JO1 (Taxation)

· JO2 (Trusts)

· JO4 (Pension Funding)

· JO5 (Pension Income)

· SV1 (Savings & Investments)

· CF7 (Lifetime Mortgages)

· CF8 (Long Term Care Planning)

· HR1 (Home Reversion Plans)

· Mortgage Advice Qualification (MAQ)

· Diploma for Secondary Higher Education (A Level equivalent). Graduated with Honors

· University of Cambridge, Certificate for Proficiency in English. Grade A

· State of Belgium, Advanced Diploma for English Grade A

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

Languages: English, Dutch, French, Spanish and German

Mr. Stephen Townsend, COO

On March 15, 2023, the Board of Directors of LAMY (the “Company”) approved the appointment of Mr. Stephen Townsend as the Company’s Chief operations Officer.

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

LAMY’s Chief Executive Officer, Mr. Dwight Witmer, within the interest of the Company, is in good understanding of Mr. Townsend’s level of professional competence and thus finds it fitting for the executive position at LAMY.

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

Item 11. Executive Compensation

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned, or accrued for services by our CEO and COO, and (collectively, the “Named Executive Officers”) for the year ended May 31, 2023 & 2024:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Mr. Witmer, President CEO & CFO	2023 and 2024	-1-	-0-	-0-	-0-	-0-	-0-	-0-	-1-

Mr. Stephen Townsend EVC	2023 and 2024	-0-	-0-	2,500	-0-	-0-	-0-	-0-	-0-

There are currently two employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers cumulatively for the year 2023 and 2024. During the year 2024, no executive compensation was issued to the employees.

The amount of 250,000 of the Company’s shares for the first 12 months are paid to Mr. Townsend for his employment at LAMY during the year 2023 while no compensation charged for 2024. There are currently no bonus allocations for the Company’s employees.

CHANGE OF CONTROL

As of May 31, 2024, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2024 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions

As of May 31, 2024 & 2023, the Company has accumulated advances from its CEO Mr. Dwight Witmer in the amount of $12,958 & $3,000 respectively. As of May 31, 2024 & 2023 Note payable to Mr. Witmer stood at $28,1000 respectively. Interest accrued over these note payables is $5,278 and $2,522 as of May 31, 2024 & 2023 respectively.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2024 & 2023, for professional services rendered by the principal accountants for the audits & assurance services were as follows:

	Year Ended
	May 31, 2024	May 31, 2023
Audit Fees	$3,000	$9,950
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$3,000	$9,950

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

PART IV

Item 15: Exhibits, Financial Statement Schedules

Financial Statements

See Index to Financial Statements at Item 8 herein.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

Exhibit Number	Description

23.1	Consent of Registered Public Accounting Firm
31	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMY

Dated: August 30, 2024	By: /s/ Dwight Witmer
Mr. Dwight Witmer, Chief Executive Officer & Chief Financial Officer

