Form 10-Q
period 2024-11-30
LAMY
filed 2025-01-10
CIK 1939937

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of November 30, 2024, the registrant had 7,777,000 shares of common stock issued and outstanding. The market capitalization as of November 30, 2024, was approximately $3.967 million. However, this figure should be interpreted with caution, as no active trading market has been established to date.

2

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

L A M Y

CONDENSED UNAUDITED FINANCIAL STATEMENT

FOR THE QUARTER ENDED NOVEMBER 30, 2024

L A M Y

BALANCE SHEETS

	NOVEMBER 30, 2024	MAY 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & cash equivalents	$1,028	$1,028
Accounts receivable	15,250	11,500
Interest receivable	1,439	436
Total current assets	17,717	12,964
Non-Current assets
Intangibles (net)	4,703	9,537
Equipment (net)	2,435	4,952
Total non-Current assets	7,137	14,489

TOTAL ASSETS	$24,854	$27,453

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accrued expenses	$–	$1,211
Advances from related parties	–	12,958
Total current liabilities	–	14,169

Non-Current Liabilities
Loans from related parties	–	18,100
Note payable – related party	–	10,000
Note payable – others	–	29,000
Accrued Interest	–	11,079
Total non-current liabilities	–	68,179

Total Liabilities	–	82,348

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 & 7,777,000 shares issued and outstanding as of November 30, 2024 & May 31, 2024	778	778
Additional Paid-In-Capital	27,492	27,492
Accumulated Deficit	(3,416)	(83,165)
Total Stockholders’ equity (deficit)	24,854	(54,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,854	$27,453

The accompanying notes are an integral part of these financial statements.

L A M Y

STATEMENT OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED NOVEMBER 30, 2024	THREE MONTHS ENDED NOVEMBER 30, 2023	SIX MONTHS ENDED NOVEMBER 30, 2024	SIX MONTHS ENDED NOVEMBER 30, 2023
Revenue	$–	$3,875	$3,750	$3,875
Gross Profit	–	3,875	3,750	3,875

Operating Expenses
General and administrative expenses	6,981	7,448	10,632	19,609
Total Operating expenses	6,981	7,448	10,632	19,609

Other Income	87,110	–	87,541	–

Income (loss) before provision for income taxes	80,129	(3,573)	80,659	(15,734)

Provision for income taxes	–	–	–	–

Net income (Loss)	$80,129	$(3,573)	$80,659	$(15,734)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	7,777,000	7,000,000	7,777,000	7,000,000

The accompanying notes are an integral part of these financial statements.

L A M Y

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR SIX MONTHS ENDED NOVEMBER 30, 2024 AND 2023 (UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In- Capital ($)	Accumulated Deficit ($)	Total ($)
Balances as of May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)
Net income for six months ended	–	–	–	80,659	80,659
Balances as of November 30, 2024	7,777,000	778	27,492	(3,416)	24,854

Balances as of May 31, 2023	7,777,000	778	27,492	(57,358)	(29,088)
Net loss for six months ended	–	–	–	(15,734)	(15,734)
Balances as of November 30, 2023	7,777,000	778	27,492	(73,092)	(44,822)

The accompanying notes are an integral part of these financial statements.

L A M Y

STATEMENT OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED	SIX MONTHS ENDED
	NOVEMBER 30,	NOVEMBER 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$80,659	$(15,734)
Adjustment as of non-cash items:
Depreciation	2,519	2,517
Amortization	4,833	4,833
Changes in operating assets and liabilities
Increase in accrued accounts receivable	(3,750)	(3,875)
Increase in accrued expenses	2,277	1,459
Increase in advances from related parties	–	1,145
Net cash provided by (used in) Operating activities	86,538	(9,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Proceeds from debt forgiveness – related party	(86,538)	–
Accrued Interest	–	2,828
Net cash provided by Financing activities	(86,538)	2,828

Increase (decrease) in cash and equivalents	–	(6,827)
Cash and equivalents at beginning of the period	1,028	7,855
Cash and equivalents at end of the period	$1,028	$1,028

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from debt forgiveness – related party	$–	$–

The accompanying notes are an integral part of these financial statements.

L A M Y

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR SIX MONTHS ENDED NOVEMBER 30, 2024

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to November 30, 2024 of $3,416. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of November 30, 2024, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2024.

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

For the quarter ended November 30, 2024 the company recorded $1,258 in depreciation expense. From inception (January 31, 2022) through November 30, 2024 the company has recorded a total of $12,666 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

Company acquired intangibles as on May 26, 2022 and consist of Videogame platform and related property rights of $29,000. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the quarter ended November 30, 2024 the company recorded $2,416 in amortization expense. From inception (January 31, 2022) through August 31, 2024 the company has recorded a total of $24,297 in amortization expense.

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

As of November 30, 2024 & 2023, the Company had 7,777,000 shares issued and outstanding respectively.

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

Since inception (January 31, 2022) through November 30, 2024 the Company’s sole officer and director loaned the Company as follows:

On February 01, 2022, the Company’s sole officer and director loaned the Company $10,000 as a long-term unsecured loan with 10% simple interest per annum. This loan was payable in three installments as per following agreed schedule:

1st installment: $3,000.00 on or before July 1, 2023,

2nd installment: $3,000.00 on or before July 1, 2024,

3rd installment: $4,000.00 on or before July 1, 2025,

The interest amount was expected to be at $3,000; due with the final payment thereto.

As on May 25, 2022, $15,100 was loaned to the company in exchange for assets. Initially the loan was unsecured and interest free. Subsequently, on September 20, 2022, this loan was secured under promissory note bearing 10% simple interest per annum. This loan was to be payable in three installments as per following agreed schedule:

1st installment: $5,100.00 on or before September 20, 2023,

2nd installment: $5,000.00 on or before September 20, 2024,

3rd installment: $5,000.00 on or before September 20, 2025,

The interest amount was expected to be at $4,530; due with the final payment thereto.

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

In addition to the above, since inception (January 31, 2022) through November 30, the Company’s sole officer and director advance the Company $12,958. This advance was interest free and payable on demand.

On September 01, 2024, the Company’s sole officer and director forgave the Company all debts.

As of November 30, 2024, interest accrued on all loans was $0.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owed a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note was unsecured; bear 10% simple interest per annum and fully payable by May 26, 2024.

On September 01, 2024, Smarty Pants, LLC transferred the debt to the Company’s sole officer and director personally.

As of November 30, 2024, interest accrued on the note was $0.

NOTE 9 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended November 2024 to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(717)
Change in valuation allowance	717
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at November 30, 2024 are as follows:

Deferred tax assets:
Net operating loss	$(717)
Valuation allowance	717
$–

The Company has approximately $3,416 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2041. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 10 – SUBSEQUENT EVENTS

On December 6, 2024, the Company underwent a change of ownership, whereby, pursuant to two separate stock purchase agreements (the “Change-in-Control Agreements”), Zhang Shengwu acquired a total of 5,250,000 shares of the Company’s common stock (the “Acquired Shares”), 5,000,000 of the Acquired Shares from Dwight Witmer and 250,000 of the Acquired Shares from Stephen Townsend. The Acquired Shares represent approximately 64.29% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. As a result, the new parties gained control of the Company.

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

NOTE 11 – INDEPENDENT INTERIM REVIEW

This accompanying interim financial statements have been reviewed by Boladale Lawal & Co (Chartered Accountants), an independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Such a review is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board and, accordingly, does not express an opinion on these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present our Chief Executive officer is Mr. Zhang Shengwu. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we intend to adopt such plans in the near future. On top of the employment agreements compensations of these two employees, there are presently no additional personal bonuses available to any officers, directors or employees.

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

Three Months Ended November 30, 2024 & 2023:

During the three months ended November 30, 2024 we have generated $0 in revenue as compared to $0 revenue during the three months ended November 30, 2023.

Our net income for the three months ended November 30, 2024 was 80,129. Operating expenses consist of mainly depreciation and amortization expenses & other administrative expenses.

 Our net loss for the three months ended November 30, 2023 was $ 3,573. Operating expenses consist of mainly depreciation and amortization expenses & other administrative expenses.

Our net income for the six months ended November 30, 2024 was $80,659. Operating expenses consist of mainly depreciation and amortization expenses & other administrative expenses.

 Our net loss for the six months ended November 30, 2023 was $15,734. Operating expenses consist of mainly depreciation and amortization expenses & other administrative expenses.

Liquidity and Capital Resources

As of November 30, 2024, our total assets were $24,854 consisting of intangibles $4,703, equipment $2,435 and cash and cash equivalents of $1,028, account receivables of $15,250 and interest receivables of $1,439. As of November 30, 2024, our total liabilities were $0.

Cash Flows from Operating Activities

We did not generate cash flows from operating activities. For three months ended November 30, 2023, net cash flow used in operating activities was (9,655).

Cash Flows from Investing Activities

As of November 30, 2024 & 2023, net cash flows used in investing activities were $0.

Cash Flows from Financing Activities

As of November 30, 2024, net cash flows used in financing activities were (86,538) & as of November 30, 2023, net cash flows used in financing activities were $0.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: January 10, 2025

By: /s/ Zhang Shengwu
Zhang Shengwu

