Form 10-Q
period 2025-02-28
LAMY
filed 2025-04-24
CIK 1939937

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56599

LAMY

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	37-2039216 (IRS Employer Identification Number)

201 Allen Street

Unit 10104

New York City, New York 10002

(Address of principal executive offices)

657-315-8312

(Registrant’s telephone number, including area code)

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

As of April 24, 2025, the registrant had 7,777,000 shares of common stock issued and outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

L A M Y

UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025

L A M Y

BALANCE SHEETS

	February 28, 2025	May 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & cash equivalents	$–	$1,028
Accounts receivable	–	11,500
Interest receivable	–	436
Total current assets	–	12,964

Non-Current assets
Intangibles (net)	–	9,537
Equipment (net)	–	4,952
Total non-Current assets	–	14,489

TOTAL ASSETS	$–	$27,453

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Accrued expenses	$–	$1,211
Advances from related parties	–	12,958
Total current liabilities	–	14,169

Non-Current Liabilities
Loans from related parties	–	18,100
Note payable – related party	–	10,000
Note payable – others	–	29,000
Accrued Interest	–	11,079
Total non-current liabilities	–	68,179

Total Liabilities	–	82,348

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 & 7,777,000 shares issued and outstanding as of February 28, 2025, and May 31, 2024	778	778
Additional Paid-In-Capital	27,492	27,492
Accumulated Deficit	(28,270)	(83,165)
Total Stockholders’ equity (deficit)	–	(54,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$27,453

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024	Nine Months Ended February 28, 2025	Nine Months Ended February 29, 2024
Revenue	$–	$3,875	$3,750	$7,750

Gross Profit	$–	$3,875	$3,750	$7,750

Operating Expenses
General and administrative expenses	23,827	8,695	35,594	28,304
Total Operating expenses	23,827	8,695	35,594	28,304

Other Income	85,710	–	86,739	–

Income (Loss) before provision for income taxes	61,883	(4,820)	54,895	(20,554)

Provision for income taxes	–	–	–	–

Net income (loss)	$61,833	$(4,820)	$54,895	$(20,554)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	7,777,000	7,777,000	7,777,000	7,777,000

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR NINE MONTHS ENDED FEBRUARY 28, 2025 AND 2024 (UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balances as of May 31, 2023	7,777,000	778	27,492	(57,358)	(29,088)
Net loss for nine months ended	–	–	–	(20,554)	(20,554)
Balances as of February 29, 2024	7,777,000	778	27,492	(77,912)	(49,642)

Balances as of May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)
Net income for nine months ended	–	–	–	54,895	54,895
Balances as of February 28, 2025	7,777,000	778	27,492	(28,270)	–

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended February 28, 2025	Nine Months Ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$54,895	$(20,554)
Adjustment as of non-cash items:
Bad debt written off	(67,859)	–
Depreciation	–	3,775
Amortization	–	7,250
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,936	(7,750)
Decrease in accrued expenses	–	3,370
Decrease in advances from related parties	–	2,839
Net cash provided by (used in) Operating activities	(1,028)	(11,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Proceeds from on note payable – others	–	–
Proceeds from note payable – related party	–	–
Accrued interest	–	4,241
Net cash provided by Financing activities	–	4,241

Increase (decrease) in cash and equivalents	(1,028)	(6,829)
Cash and equivalents at beginning of the period	1,028	7,855
Cash and equivalents at end of the period	$–	$1,028

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED FEBRUARY 28, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

LAMY (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on January 31, 2022. Since inception, the Company has sought to develop a successful business through provision of financial knowledge and resource management to the youngsters through an educational platform and, chiefly, an immersive video game called TwoPlus1®.

Effective December 6, 2024, there occurred a change in control of the Company, whereby our prior management resigned and appointed a new Sole Director and Officer, Zhang Shengwu. See Note 10 – Change in Control.

The Company has adopted May 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2025, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to February 28, 2025, of $28,270. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of February 28, 2025, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2025.

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

NOTE 4 – EQUIPMENT (NET)

Company acquired equipment as on May 25, 2022, for $15,100.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the three months ended February 28, 2025, the Company recorded $0 in depreciation expense. From inception (January 31, 2022) through February 28, 2025, the Company has recorded a total of $15,100 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

The Company acquired intangibles as on May 26, 2022, and consist of Videogame platform and related property rights of $29,000. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the three months ended February 28, 2025, the Company recorded $-0- in amortization expense. From inception (January 31, 2022) through February 28, 2025, the Company has recorded a total of $29,000 in amortization expense.

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

As of February 28, 2025 and February 29, 2024, the Company had 7,777,000 shares and 7,777,000 shares issued and outstanding, respectively.

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

Since inception (January 31, 2022) through February 28, 2025, the Company’s sole officer and director loaned the Company as follows:

On February 1, 2022, the Company’s sole officer and director loaned the Company $10,000 as a long-term unsecured loan with 10% simple interest per annum. This loan was payable in three installments as per following agreed schedule:

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

On September 1, 2024, the Company’s sole officer and director forgave the Company all debts.

As of February 28, 2025, interest accrued on all loans was $-0-.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, the Company owed a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note was unsecured; bear 10% simple interest per annum and fully payable by May 26, 2024.

On September 1, 2024, Smarty Pants, LLC transferred the debt to the Company’s sole officer and director personally.

As of February 28, 2025, interest accrued on the note was $0.

NOTE 9 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended February 28, 2025, to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$(717)
Change in valuation allowance	717
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2025, are as follows:

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

NOTE 10 – CHANGE IN CONTROL

On December 6, 2024, the Company underwent a change of ownership, whereby, pursuant to two separate stock purchase agreements (the “Change-in-Control Agreements”), Zhang Shengwu acquired a total of 5,250,000 shares of the Company’s common stock (the “Acquired Shares”), 5,000,000 of the Acquired Shares from Dwight Witmer and 250,000 of the Acquired Shares from Stephen Townsend. The Acquired Shares represent approximately 64.29% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. Zhang Shengwu was appointed the Sole Director and Officer of the Company, in connection with such change-in-control transaction.

NOTE 11 – SUBSEQUENT EVENTS

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

NOTE 12 – INDEPENDENT INTERIM REVIEW

These accompanying interim financial statements have been reviewed by Boladale Lawal & Co (Chartered Accountants), an independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Such a review is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board and, accordingly, does not express an opinion on these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development-stage corporation with limited operations and no revenues from our business operations. Our independent auditor has issued a going-concern opinion. This means that our independent auditor believes there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues, until we have obtained sufficient funds to initiate a marketing program, of which there is no assurance.

Recent Change in Control

On December 6, 2024, the Company underwent a change of ownership, whereby, pursuant to two separate stock purchase agreements (the “Change-in-Control Agreements”), Zhang Shengwu acquired a total of 5,250,000 shares of the Company’s common stock (the “Acquired Shares”), 5,000,000 of the Acquired Shares from Dwight Witmer and 250,000 of the Acquired Shares from Stephen Townsend. The Acquired Shares represent approximately 64.29% of the outstanding shares of the Company’s common stock and constitute voting control of the Company. Zhang Shengwu was appointed the Sole Director and Officer of the Company, in connection with such change-in-control transaction.

There was not a change in the business plan of our company associated with the change in control.

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

Three Months Ended February 28, 2025, and February 29, 2024. During the three months ended February 28, 2025, we generated $nil (unaudited) in revenue, compared to $3,875 (unaudited) in revenue during the three months ended February 29, 2024.

For the three months ended February 28, 2025, we reported operating expenses of $23,827 (unaudited), all of which was general and administrative expense, and other expense of $1,028 (unaudited), resulting in a net loss of $24,855 (unaudited).

For the three months ended February 29, 2024, we reported operating expenses of $8,695 (unaudited), all of which was general and administrative expense, resulting in a net loss of $4,820 (unaudited).

Nine Months Ended February 28, 2025, and February 29, 2024. During the nine months ended February 28, 2025, we generated $3,750 (unaudited) in revenue, compared to $7,750 (unaudited) in revenue during the nine months ended February 29, 2024.

For the nine months ended February 28, 2025, we reported operating expenses of $35,594 (unaudited), all of which was general and administrative expense, which was offset by other income of $86,739 (unaudited), resulting in a net profit of $54,895 (unaudited).

For the nine months ended February 29, 2024, we reported operating expenses of $28,304 (unaudited), all of which was general and administrative expense, resulting in a net loss of $20,554 (unaudited).

Liquidity and Capital Resources

As of February 28, 2025, our total assets were $nil (unaudited). As of February 28, 2025, our total liabilities were $nil (unaudited). We require capital with which to pursue our plan of business. There is no assurance that we will obtain any capital.

Cash Flows

Cash Flows from Operating Activities. For the nine months ended February 28, 2025, operating activities provided cash of $52,662 (unaudited), compared to the nine months ended February 29, 2024, when operating activities used $11,070 (unaudited) of cash.

Cash Flows from Investing Activities. For the nine months ended February 28, 2025, investing activities provided cash of $14,489 (unaudited), compared to the nine months ended February 29, 2024, when investing activities provided no cash.

Cash Flows from Financing Activities. For the nine months ended February 28, 2025, financing activities used cash of $68,179 (unaudited), compared to the nine months ended February 29, 2024, when financing activities provided $9,678 (unaudited) of cash.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine month ended February 28, 2025, the period covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our company.

Item 5. Other Information

(c) Trading Plans

During the three months ended February 28, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2025

L A M Y

By: /s/ Zhang Shengwu
Zhang Shengwu Chief Exeuctive Officer

