Form 10-K
period 2025-05-31
LAMY
filed 2025-10-17
CIK 1939937

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,289,023.

As of October 17, 2025, the registrant had 7,777,000 shares of common stock issued and outstanding.

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

ii

PART I

Item 1. Business

Recent Change in Control

Effective December 6, 2024, there occurred a change in control of the Company. On such date, pursuant to two separate stock purchase agreements (the “Change-in-Control Agreements”), Zhang Shengwu acquired a total of 5,250,000 shares of the Company’s common stock (the “Acquired Shares”), 5,000,000 of the Acquired Shares from Dwight Witmer and 250,000 of the Acquired Shares from Stephen Townsend. The Acquired Shares represent approximately 67.51% of the outstanding shares of the Company’s common stock and constitute voting control of the Company.

The total consideration paid by Mr. Shengwu for the Acquired Shares was $335,910 in cash, $318,410 to Mr. Witmer and $17,500 to Mr. Townsend.

In conjunction with the Change-in-Control Agreements, on December 6, 2024, Dwight Witmer resigned as a Director, CEO, CFO and Secretary of the Company, Stephen Townsend resigned as a Director and COO of the Company and Zhang Shengwu was appointed as the Sole Director, President, Chief Executive Officer and Secretary of the Company.

Background

The Company was incorporated in Wyoming in January of 2022.

The Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on February 13, 2023. This was followed by our initial offering of shares of the Company’s common stock. The initial offering concluded in May of 2023.

Business Strategies

We are a startup developing a business taping the eLearning market and the gaming market by teaching financial knowledge and resource management to children. The product is to be delivered through an educational platform and, in particular, a video game marketed as twoplus1® which for a competitive subscription fee will provide an immersive learning experience in finance and real estate. The game will a number of revenue-generating features deployed in the game, including a possibility to trade virtual property from which LAMY intends to generate monetary commissions.

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

Intellectual Properties

We have trademark protected of twoplus1® brand in the United Kingdom and are in the process of doing the same in other key regions.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We use, store and process data for and about our customers, employees, partners and suppliers. We have not yet implemented a formal cybersecurity risk management program designed to identify, assess and mitigate risks from cybersecurity threats to this data, our systems and business operations. We intend to implement a cybersecurity risk management program before the end of 2025.

Cyber Risk Management and Strategy

Under the oversight of the Board of Directors (since we do not currently have an Audit Committee), we intend to implement and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes would be integrated into our overall risk management processes. We intend to implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify and address cybersecurity risks. In support of this approach, it is expected that we would have a third-party security consultant implement processes to assess, identify and manage security risks to our company, including in the pillar areas of security and compliance, application security, infrastructure security and data privacy. This process, once implemented, would include regular compliance and critical system access reviews. In addition, we intend to conduct application security assessments, vulnerability management, penetration testing, security audits and ongoing risk assessments as part of our risk management process.

We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. We intend to utilize well-known cloud-based technologies and service providers, such as Amazon AWS, Microsoft Office and Google enterprise to provide protection against cybersecurity threats.

Further, we intend to put processes in place that would evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that would have access to our data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring.

Part of our intended program would be ongoing evaluation and enhancement of our systems, controls and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

Risks from cybersecurity threats have, to date, not materially affected us, our business strategy, results of operations or financial condition.

Item 2. Description of Property

Our executive offices, which we lease, are located at 201 Allen Street Unit 10104 New York, New York 10002. This office will satisfy our needs for the foreseeable future.

2

Item 3. Legal Proceedings

We are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The trading symbol for our common stock is “LMMY.” Our common stock trades on the OTCID platform of OTC Markets. Since our common stock began trading in October 2024, the closing sales prices have ranged from a low of $0.085 to a high of $10.00, with sporadic trading.

Registered Holders of our Common Stock

As of October 16, 2025, there were approximately 30 record owners of our common stock.

Dividends

We have never declared or paid cash dividends on its common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the three months ended May 31, 2025, we had no sales of unregistered shares.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development-stage corporation with limited operations and limited revenues from our business operations. Our independent auditor has issued a going-concern opinion. This means that our independent auditor believes there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues, until we have obtained sufficient funds to initiate a marketing program, of which there is no assurance.

Recent Change in Control

Effective December 6, 2024, there occurred a change in control of the Company On such date, pursuant to two separate stock purchase agreements (the Change-in-Control Agreements), Zhang Shengwu acquired a total of 5,250,000 shares of the Company’s common stock (the Acquired Shares), 5,000,000 of the Acquired Shares from Dwight Witmer and 250,000 of the Acquired Shares from Stephen Townsend. The Acquired Shares represent approximately 67.51% of the outstanding shares of the Company’s common stock and constitute voting control of the Company.

The total consideration paid by Mr. Shengwu for the Acquired Shares was $335,910 in cash, $318,410 to Mr. Witmer and $17,500 to Mr. Townsend.

In conjunction with the Change-in-Control Agreements, on December 6, 2024, Dwight Witmer resigned as a Director, CEO, CFO and Secretary of the Company, Stephen Townsend resigned as a Director and COO of the Company and Zhang Shengwu was appointed as the Sole Director, President, Chief Executive Officer and Secretary of the Company.

No change in the Company’s business plan occurred, as a result of this change in control.

Results of Operations

Fiscal Year Ended May 31, 2025, Compared to Fiscal Year Ended May 31, 2024. During the fiscal year ended May 31, 2025, we generated $3,750 in revenues; during the fiscal year ended May 31, 2024, we generated $11,500 in revenues. Our net income for the fiscal year ended May 31, 2025, was $51,395 compared to a net loss of $25,807 for the fiscal year ended May 31, 2024.

Operating expenses incurred were $31,843 during the fiscal year ended May 31, 2025, compared to $28,076 in operating expenses during the fiscal year ended May 31, 2024.

Unless and until we obtain additional capital or our operations begin to generate significant revenues, of which there is no assurance, we expect that our operating expenses will remain at current levels.

Liquidity and Capital Resources

At May 31, 2025. As of May 31, 2025, we had cash of $-0- and no working capital, compared to cash of $1,028 and a working capital deficit of $1,205 as of May 31, 2024.

Cash Flows

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities. For the fiscal year ended May 31, 2025, net cash flows used in operating activities was $4,528. For the fiscal year ended May 31, 2024, net cash flows used in operating activities was $12,484.

Cash Flows from Investing Activities. For the fiscal years ended May 31, 2025 and 2024, net cash flows provided by investing activities was $-0- and $-0-, respectively.

Cash Flows from Financing Activities. We have financed our operations primarily either from advances from our former sole executive officer or from third parties. For the fiscal year ended May 31, 2025, net cash provided by financing activities was $3,500. For the fiscal year ended May 31, 2024, net cash from financing activities was $5,657.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended January 31, 2025, includes an explanatory paragraph stating our company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If our company is unable to obtain adequate capital, we may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), (including its EITF, the AICPA and the SEC), did not or are not believed by management to have a material effect on our company’s present or future financial statements.

Going Concern

The Company’s independent auditors’ reports accompanying our May 31, 2025 and 2024, financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements required by this Item, together with the report thereon of the Independent Registered Public Accounting Firm, beginning on page F-1 of this Annual Report.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

On June 11, 2024, the Board of Directors of LAMY approved the engagement of Boladale Lawal & Co (‘BLC’) as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2024, effective immediately, and dismissed Bush and Associates CPA (‘’Bush”), as the Company’s independent registered public accounting firm.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of May 31, 2025. Our Chief Executive Officer concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.

•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended May 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Directors of the Company are elected by the shareholders to a term of 1 (one) year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office.

Information concerning our sole executive officer and director is set forth below.

Name and Address of Executive Officer and/or Director	Age	Position

Shengwu Zhang	32	President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, Secretary, Treasurer and Sole Director

Shengwu Zhang has held his positions since December 6, 2025, and is expected to hold them until the next annual meeting of our stockholders. Jiang Jian is currently the Sole officer and Director and control person of Rapid Line Inc.

Certain information regarding the background of Shengwu Zhang is set forth below.

Shengwu Zhang, has, since February 2020, served as CEO of Shanghai Jiuye Technology Group Co., Ltd., a China-based technology company. From February 2014 through February 2020, Mr. Zhang served as Director of Operations for Dalian Damao Surveying and Mapping Service Co., Ltd., a China-based surveying and mapping company. Until such time as the Company’s level of operations increases, Mr. Zhang will devote not less than 20 hours per week on the business of the Company.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees. The sole director, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our sole director and officer, at the address appearing on the first page of this Annual Report.

Corporate Governance

We promote accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the SEC) and in other public communications made by our company and strives to be compliant with applicable governmental laws, rules and regulations. We have not, however, formally adopted a written code of business conduct and ethics that governs our employees, officers and directors, as our company is not required to do so.

In lieu of an Audit Committee, our sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of our company’s financial statements and other services provided by our company’s independent public accountants. The sole director reviews our company's internal accounting controls, practices and policies.

Insider Trading Policy

We have not yet adopted insider trading policies and procedures, inasmuch as there is currently no trading in our common stock. At such time as trading in our common stock commences, we intend to adopt insider trading policies governing the purchase, sale and other dispositions of the our company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended May 31, 2025, were not timely.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Code of Ethics

We have not yet adopted a code of ethics for our company.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned, or accrued for services by our executive officers (collectively, the “Named Executive Officer”) for the years ended May 31, 2024 and 2025:

Summary Compensation Table

Name and Principal Position	Year Ended 5/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Dwight Witmer Former President, CEO and CFO	2025 2024	-1- -1-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-1- -1-

Stephen Townsend Former EVC	2025 2024	-0- -0-	-0- -0-	2,500 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Shengwu Zhang(1) CEO & CFO	2025 2024	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

(1) Mr. Zhang did not become an officer of our company until December 6, 2024.

We have not entered into an employment agreement with Shengwu Zhang, the Company’s sole officer and director.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at May 31, 2025.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Shengwu Zhang	–	–	–	–	–

Change of Control Agreement

As of the date of this Annual Report, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of May 31, 2024 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage(1)
Common Stock	Shengwu Zhang	5,250,000 shares of common stock	67.51%
	201 Allen St.
	Unit 10104
	New York, NY 10002
(1)	Based on 7,777,000 shares of common stock issued and outstanding as of the date of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of May 31, 2024, the Company had accumulated advances from its former CEO Dwight Witmer in the amount of $12,958. Effective December 6, 2024, Mr. Witmer forgave all indebted owed to him.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended May 31, 2025 and 2024, for professional services rendered by the principal accountants for the audits & assurance services were as follows:

	Year Ended
	May 31, 2025	May 31, 2024
Audit Fees	$6,000	$3,000
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$6,000	$3,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

Please see the index to the Company’s Financial Statements, beginning on page F-1 of this Annual Report.

Exhibits

The following documents (unless otherwise indicated) are filed herewith and made part of this registration statement.

31.1 #	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 #	Certification of the Company’s Principal Executive Officer and Principal Financial Officer to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 17, 2025.

LAMY

By:	/s/ Shengwu Zhang
Shengwu Zhang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 17, 2025.

Signature	Title

/s/ Shengwu Zhang	Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer, Principal Financial Officer
Shengwu Zhang	and Principal Accounting Officer, Secretary and Sole Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LAMY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LAMY. (the ‘Company’) as of May 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended May 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(31,770), These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 2 to the financial statements, the Company has accumulated losses from inception (January 31, 2022) to May 31, 2025 of $(31,770) and the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs, also all the assets of the company was written off during the year ended. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

The procedures performed to address the matter included:

1.	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern.
2.	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
3.	We reviewed and evaluated management plan for dealing with adverse effects of these conditions and events
4.	We assessed the possibility of raising additional debt or credit,
5.	We obtained and reviewed the impairment assessment memo
6.	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

October 16, 2025

LAMY BALANCE SHEETS

	MAY 31, 2025	MAY 31, 2024
ASSETS
Current Assets
Cash & cash equivalents	$–	$1,028
Accounts receivable	–	11,500
Interest receivable	–	436
Total current assets	–	12,964

Non-Current assets
Intangibles (net)	–	9,537
Equipment (net)	–	4,952
Total non-current assets	–	14,489

TOTAL ASSETS	$–	$27,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$–	$1,211
Advances from related parties	–	12,958
Total current liabilities	–	14,169

Non-Current Liabilities
Loans from related parties	–	18,100
Note payable – related party	–	10,000
Note payable – others	–	29,000
Accrued Interest	–	11,079
Total non-current liabilities	–	68,179

Total Liabilities	–	82,348

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 shares issued and outstanding as of May 31, 2025 & 2024	778	778
Additional Paid-In-Capital	30,992	27,492
Accumulated Deficit	(31,770)	(83,165)
Total Stockholders’ equity (deficit)	–	(54,895)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$27,453

The accompanying notes are an integral part of these financial statements.

LAMY STATEMENT OF OPERATIONS

	YEAR ENDED MAY 31, 2025	YEAR ENDED MAY 31, 2024
Revenue	$3,750	$11,500
Cost of revenue	7,251	9,667
Gross Profit / (loss)	(3,501)	1,833

Operating Expenses
Impairment Expenses	3,463	–
General and administrative expenses	28,380	28,076
Total Operating expenses	31,843	28,076

Other Income	86,739	436

Income (Loss) before provision for income taxes	51,395	(25,807)

Provision for income taxes	–	–

Net income / (loss)	$51,395	$(25,807)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	7,777,000	7,777,000

The accompanying notes are an integral part of these financial statements.

LAMY STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEAR ENDED MAY 31, 2025 AND MAY 31, 2023

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balances as of May 31, 2023	7,777,000	778	27,492	(57,358)	(29,088)
Net loss for the year	–	–	–	(25,807)	(25,807)
Balances as of May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)

Balances as of May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)
Additional Paid-In-Capital	–	–	3,500	–	3,500
Net Income / (loss) for the year	–	–		51,395	51,395
Balances as of May 31, 2025	7,777,000	778	30,992	(31,770)	–

The accompanying notes are an integral part of these financial statements.

LAMY STATEMENT OF CASH FLOWS

	YEAR ENDED MAY 31, 2025	YEAR ENDED MAY 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$51,395	$(25,807)
Adjustment as of non-cash items:
Depreciation	3,775	5,033
Amortization	7,251	9,667
Impairment expenses	3,463	–
Changes in operating assets and liabilities
Changes in other assets	(50,079)	–
Increase in accounts receivable	11,500	(11,500)
Increase in interest receivable	436	(436)
Increase in accrued expenses	(1,211)	601
Increase in advances from related parties	(31,058)	9,958
Net cash provided by (used in) Operating activities	(4,528)	(12,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) Investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
APIC	3,500	–
Accrued Interest	–	5,657
Net cash provided by Financing activities	3,500	5,657

Increase (decrease) in cash and equivalents	(1,028)	(6,827)
Cash and equivalents at beginning of the period	1,028	7,855
Cash and equivalents at end of the period	$–	$1,028

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these financial statements.

LAMY NOTES TO THE AUDITED FINANCIAL STATEMENTS FOR THE YEAR ENDED MAY 31, 2025

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2025, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to May 31, 2025 of $31,770. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of May 31, 2025, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2025.

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

From inception (January 31, 2022) through May 31, 2025 the company has recorded a total of $13,923 in depreciation expense, and write-off the balance of $1,177 in income statement.

NOTE 5 – INTANGIBLE ASSETS

Company acquired intangibles as on May 26, 2022 and consist of Videogame platform and related property rights of $29,000. The Company amortize its intangibles using straight-line depreciation over the estimated useful life of 3 years.

From inception (January 31, 2022) through May 31, 2024 the company has recorded a total of $26,714 in amortization expense and write off the unamortized balance of $2,286 to the income statement.

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

As of May 31, 2024 & 2025 the Company had 7,777,000 shares issued and outstanding respectively.

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

Since inception (January 31, 2022) through May 31, 2025 the Company’s sole officer and director contributed additional paid in capital to the Company.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owes a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note is unsecured, bear 10% simple interest per annum and fully payable by 26th May, 2024. As of May 31, 2025, interest accrued and this note has been written off.

NOTE 9 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended May 31, 2025 to the company’s effective tax rate is as follows:

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

NOTE 10 – CHANGE IN CONTROL

Effective December 6, 2024, there occurred a change in control of the Company On such date, pursuant to two separate stock purchase agreements (the “Change-in-Control Agreements”), Zhang Shengwu acquired a total of 5,250,000 shares of the Company’s common stock (the “Acquired Shares”), 5,000,000 of the Acquired Shares from Dwight Witmer and 250,000 of the Acquired Shares from Stephen Townsend. The Acquired Shares represent approximately 67.51% of the outstanding shares of the Company’s common stock and constitute voting control of the Company.

The total consideration paid by Mr. Shengwu for the Acquired Shares was $335,910 in cash, $318,410 to Mr. Witmer and $17,500 to Mr. Townsend.

In conjunction with the Change-in-Control Agreements, on December 6, 2024, Dwight Witmer resigned as a Director, CEO, CFO and Secretary of the Company, Stephen Townsend resigned as a Director and COO of the Company and Zhang Shengwu was appointed as the Sole Director, President, Chief Executive Officer and Secretary of the Company.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated other subsequent events through October 16, 2025, the date these financial statements were issued and has determined that there are no items to disclose.

