Form 10-Q
period 2025-08-31
LAMY
filed 2025-11-17
CIK 1939937

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of November 17, 2025, the registrant had 7,777,000 shares of common stock issued and outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

L A M Y

UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2025

L A M Y

BALANCE SHEETS

	August 31, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & cash equivalents	$–	$–
Accounts receivable	–	–
Interest receivable	–	–
Total current assets	–	–

Non-Current assets
Intangibles (net)	–	–
Equipment (net)	–	–
Total non-Current assets	–	–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Due to related party	$7,064	$–
Advances from related parties	28,250	–
Total current liabilities	35,314	–

Non-Current Liabilities
Loans from related parties	–	–
Note payable – related party	–	–
Note payable – others	–	–
Accrued Interest	–	–
Total non-current liabilities	–	–

Total Liabilities	35,314	–

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 7,777,000 & 7,777,000 shares issued and outstanding as of August 31, 2025, and May 31, 2025, respectively	778	778
Additional Paid-In-Capital	27,492	30,992
Accumulated Deficit	(63,584)	(31,770)
Total Stockholders’ equity (deficit)	(35,314)	–
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2025	Three Months Ended August 31, 2024
Revenue	$–	$3,750
Cost of Revenue	–	–
Gross Profit	–	3,750

Operating Expenses
Advertising and Promotion	2,996	–
Depreciation	–	3,676
Due and Subscriptions	568	–
Interest Expense	–	1,416
Office Supplies	–	3,000
OTC Markets Fees	7,500	–
Professional Fees	20,750	–
Total Operating expenses	31,814	8,092

Net Operating Income (Loss)	(31,814)	(4,342)

Other Income
Interest Income	–	431
Total Other Income	–	431

Income (Loss) before provision for income taxes	(31,814)	(3,911)

Provision for income taxes	–	–

Net income (loss)	$(31,814)	$(3,911)

Income (loss) per common share: Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding: Basic and diluted	7,777,000	7,777,000

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE MONTHS ENDED AUGUST 31, 2025 AND 2024

(UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balances as of May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)
Net loss for three months ended	–	–	–	(3,911)	(3,911)
Balances as of August 31, 2024	7,777,000	778	27,492	(87,075)	(58,805)

Balances as of May 31, 2025	7,777,000	778	30,992	(31,770)	–
Additional paid-in capital	–	–	(3,500)	–	(3,500)
Net income for three months ended	–	–	–	(31,814)	(31,814)
Balances as of August 31, 2025	7,777,000	778	27,492	(63,584)	(35,314)

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended August 31, 2025	Three Months Ended August 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,814)	$(3,911)
Adjustment as of non-cash items:
Due to Related Party	3,500	–
Due to Shareholder	–	–
Interest Receivable	–	431
Accrued Interest	–	1,416
Changes in operating assets and liabilities:
Accounts receivable	–	3,750
Account payable and accrued expenses	3,564	–
Advances from related parties	28,250	3,000
Net cash provided by (used in) Operating activities	3,500	(3,676)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment, net	–	1,259
Intangibles, net	–	2,417
Net cash provided by (used in) Investing activities	–	3,676

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid-in Capital	(3,500)	–
Proceeds from note payable – others	–	–
Proceeds from note payable – related party	–	–
Accrued interest	–	–
Net cash provided by Financing activities	(3,500)	–

Increase (decrease) in cash and equivalents	–	–
Cash and equivalents at beginning of the period	–	1,028
Cash and equivalents at end of the period	$–	$1,028

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

L A M Y

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED AUGUST 31, 2025

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2025, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (January 31, 2022) to August 31, 2025, of $63,584. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of August 31, 2025, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2025.

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

For the three months ended August 31, 2025, the Company recorded $0 in depreciation expense. From inception (January 31, 2022) through August 31, 2025, the Company has recorded a total of $15,100 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

The Company acquired intangibles as on May 26, 2022, and consist of Videogame platform and related property rights of $29,000. The Company amortizes its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the three months ended August 31, 2025, the Company recorded $-0- in amortization expense. From inception (January 31, 2022) through August 31, 2025, the Company has recorded a total of $29,000 in amortization expense.

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

As of August 31, 2025 and May 31, 2025, the Company had 7,777,000 shares and 7,777,000 shares issued and outstanding, respectively.

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

Since inception (January 31, 2022) through August 31, 2025, the Company’s sole officer and director contributed additional paid in capital to the Company.

At August 31, 2025, the Company had $7,064 due to related party and $28,250 in advances from related parties. All such amounts bear no interest and are due on demand.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owed a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note was unsecured, bore 10% simple interest per annum and was fully payable by 26 May, 2024. As of May 31, 2025, interest accrued and this note has been written off.

NOTE 9 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended August 31, 2025, to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$–
Change in valuation allowance	–
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at August 31, 2025, are as follows:

Deferred tax assets:
Net operating loss	$–
Valuation allowance	–
$–

The Company has approximately $63,584 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire in fiscal 2042. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Three Months Ended August 31, 2025 and 2024. During the three months ended August 31, 2025, we generated $nil (unaudited) in revenue, compared to $3,750 (unaudited) in revenue during the three months ended August 31, 2024.

For the three months ended August 31, 2025, we reported operating expenses of $31,814 (unaudited), resulting in a net loss of $31,814 (unaudited).

For the three months ended August 31, 2024, we reported operating expenses of $8,092 (unaudited) and other income of $431 (unaudited), resulting in a net loss of $3,911 (unaudited).

Liquidity and Capital Resources

As of August 31, 2025, our total assets were $nil (unaudited). As of August 31, 2025, our total liabilities were $35,314 (unaudited). We require capital with which to pursue our plan of business. There is no assurance that we will obtain any capital.

Cash Flows

Cash Flows from Operating Activities. For the three months ended August 31, 2025, operating activities used cash of $3,500 (unaudited), compared to the three months ended August 31, 2024, when operating activities used $3,676 (unaudited) of cash.

Cash Flows from Investing Activities. For the three months ended August 31, 2025, investing activities provided cash of $nil (unaudited), compared to the three months ended August 31, 2024, when investing activities provided cash of $3,676 (unaudited).

Cash Flows from Financing Activities. For the three months ended August 31, 2025, financing activities provided cash of $3,500 (unaudited), compared to the three months ended August 31, 2024, when financing activities provided $nil (unaudited) of cash.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three month ended August 31, 2025, the period covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our company.

Item 5. Other Information

(c) Trading Plans

During the three months ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: November 17, 2025

L A M Y

By: /s/ Zhang Shengwu
Zhang Shengwu Chief Executive Officer

