Form 10-Q
period 2025-11-30
Exousia Bio, Inc.
filed 2026-03-17
CIK 1939937

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56599

Exousia Bio, Inc.

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	37-2039216 (IRS Employer Identification Number)

7901 4th Street N #23494

St. Petersburg, Florida 33702

(Address of principal executive offices)

509-605-6533

(Registrant’s telephone number, including area code)

LAMY

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of March 17, 2026, the registrant had 73,500,000 shares of common stock issued and outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXOUSIA BIO, INC.

(formerly L A M Y)

UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2025

EXOUSIA BIO, INC.

(formerly L A M Y)

BALANCE SHEETS

	November 30, 2025	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & cash equivalents	$–	$–
Accounts receivable	–	–
Interest receivable	–	–
Total current assets	–	–

Non-current assets
Intangibles (net)	–	–
Equipment (net)	670	–
Other Assets (Exousia AI)	22,050,000
Total Non-current Assets	22,050,670	–

TOTAL ASSETS	$22,050,670	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Due to related party	$8,831	$–
Advances from related parties	38,850	–
Accounts Payable	212,302	–
Other Current Liabilities	1,040	–
Total current liabilities	261,023	–

Non-Current Liabilities
Loans from related parties	–	–
Note payable – related party	–	–
Note payable – others	–	–
Accrued Interest	–	–
Total non-current liabilities	–	–

Total Liabilities	261,023	–

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 75,000,000 shares authorized; 70,000,000 & 7,777,000 shares issued and outstanding as of November 30, 2025, and May 31, 2025, respectively	7,000	778
Additional Paid-In-Capital	22,071,270	30,992
Accumulated Deficit	(288,623)	(31,770)
Total Stockholders’ equity (deficit)	21,789,647	–
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,050,670	$–

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended 11/30/2025	Three Months Ended 11/30/2024	Six Months Ended 11/30/2025	Six Months Ended 11/30/2024
Revenue	$–	$–	$–	$3,750
Cost of Goods Sold	62,108	–	62,108	–
Gross Profit	(62,108)	–	(62,108)	3,750

Operating Expenses
Advertising and promotion	–	–	2,996	–
Dues and subscriptions	–	–	568	–
Office supplies	1,317	–	1,317	–
Delivery	64	–	64	–
Transfer agent	1,490	–	1,490	–
OTC Markets fees	–	–	7,500	–
Professional fees	10,600	–	31,350	–
Research and development	161,426	–	161,426	–
General and administrative expenses	–	6,981	–	10,632
Total Operating expenses	174,897	6,981	206,711	10,632

Net income (loss) from operations	(237,005)	6,981	(268,818)	(6,882)

Other Income (Expense)
Other income	–	87,110	–	87,541
Gain on acquisition	217,922	–	217,922	–
Total Other Income (Expense)	217,922	87,110	217,922	87,541

Income (loss) before provision for income taxes	(19,083)	80,129	(50,897)	80,659

Provision for income taxes	–	–	–	–

Net income (Loss)	$(19,083)	$80,129	$(50,897)	$80,659

Income (loss) per common share: Basic and diluted	$(0.00)	$0.01	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and diluted	16,764,767	7,777,000	12,270,883	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2025 AND 2024

(UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balance at May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)
Adjustment attributable to acquisition	–	–	–	910	910
Net income (loss)	–	–	–	80,659	80,659
Balance at November 30, 2024	7,777,000	778	27,492	(3,416)	24,854

Balance at May 31, 2025	7,777,000	778	30,992	(31,770)	–
Additional paid-in capital	–	–	(3,500)	–	(3,500)
Common stock issued in acquisition	62,223,000	6,222	22,043,778	–	22,050,000
Adjustment attributable to acquisition	–	–	–	(205,956)	(205,956)
Net income (loss)	–	–	–	(50,897)	(50,897)
Balance at November 30, 2025	70,000,000	7,000	22,071,270	288,623	21,789,647

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended November 30, 2025	Six Months Ended November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(50,897)	$80,659
Adjustment as of non-cash items:
Due to Related Party	4,881	–
Due to Shareholder	38,850	–
Loan	1490	–
Depreciation	568	2,519
Amortization	–	4,833
Changes in operating assets and liabilities:
Increase in accrued accounts receivable	–	(3,750)
Account payable and accrued expenses	181,734	2,277
Advances from related parties	–	–
Net cash provided by (used in) Operating activities	176,626	86,538

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment, net	(670)	–
Exousia Bio	(22,050,000)	–
Intangibles, net	–	–
Net cash provided by (used in) Investing activities	(22,050,670)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid-in Capital	21,987,777	–
Proceeds from note payable – others	–	–
Proceeds from debt forgiveness – related party	–	(86,538)
Gain from Acquisition	(175,957)	–
Common Stock	62,223	–
Accrued interest	–	–
Net cash provided by Financing activities	21,874,043	(86,538)

Increase (decrease) in cash and equivalents	–	–
Cash and equivalents at beginning of the period	–	1,028
Cash and equivalents at end of the period	$–	$1,028

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR SIX MONTHS ENDED NOVEMBER 30, 2025

NOTE 1 – ORGANIZATION AND BUSINESS

LAMY (the “Company”) is a corporation established under the corporation laws in the State of Wyoming on January 31, 2022. From inception through November 17, 2025, the Company sought to develop a successful business through provision of financial knowledge and resource management to the youngsters through an educational platform and, chiefly, an immersive video game called TwoPlus1®. However, effective with the November 2017, 2025, acquisition of Exousia Ai, Inc., a Florida corporation (“Exousia AI”), the Company’s business pursuit changed to that of Exousia AI, to wit: Exousia AI is a clinical stage biotechnology company developing new ways to exploit the therapeutic potential of exosomes, initially focused in the field of oncology.

Effective November 17, 2025, there occurred a change in control of the Company, whereby the Company’s prior management resigned and appointed a new management. See Note 10 – Changes in Control and Note 11 – Acquisition of Exousia AI – New Plan of Business.

The Company has adopted a May 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2025, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (January 31, 2022) to November 30, 2025, of $288,623. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on our financial position, operations or cash flows.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

As of November 30, 2025, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2025.

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

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers,” and all related interpretations for recognition of our revenue from tours and services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

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

Earnings per Share

ASC No. 260, “Earnings Per Share,” specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

As of November 30, 2025, the Company has no reportable segments.

NOTE 4 – EQUIPMENT (NET)

Company acquired equipment as on May 25, 2022, for $15,100, which the Company depreciated using straight-line depreciation over the estimated useful life of 3 years.

For the six months ended November 30, 2025, the Company recorded $568 in depreciation expense. From inception (January 31, 2022) through November 30, 2025, the Company has recorded a total of $15,100 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

The Company acquired intangibles as on May 26, 2022, and consist of Videogame platform and related property rights of $29,000. The Company amortizes its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the six months ended November 30, 2025, the Company recorded $-0- in amortization expense. From inception (January 31, 2022) through November 30, 2025, the Company has recorded a total of $29,000 in amortization expense.

NOTE 6 – CAPITAL STOCK

Preferred Stock

As of November 30, 2025, the Company had no preferred stock authorized. However, in January 2026, the Company filed an Amended and Restated Articles of Incorporation that authorized 1,000,000 shares of preferred stock with a par value of $0.0001 per share. See Note 12 – Subsequent Events.

Common Stock

As of November 30, 2025, the Company had 75,000,000 shares of common stock authorized. However, in January 2026, the Company filed an Amended and Restated Articles of Incorporation that authorized 100,000,000 shares of common stock with a par value of $0.0001 per share. See Note 12 – Subsequent Events.

During the six months ended November 30, 2025, the Company issued 62,223,000 shares of common stock pursuant to a Plan and Agreement of Reorganization by which the Company acquired Exousia AI.

During the six months ended November 30, 2024, the Company did not issue any shares of common stock.

As of November 30, 2025, and May 31, 2025, the Company had 70,000,000 shares of common stock and 7,777,000 shares of common stock issued and outstanding, respectively.

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

From inception (January 31, 2022) through November 30, 2025, the Company’s officers and directors contributed additional paid in capital to the Company. At November 30, 2025, the Company had $8,831 due to related party and $38,850 in advances from related parties. All such amounts bear no interest and are due on demand.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owed a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note was unsecured, bore 10% simple interest per annum and was fully payable by May 26, 2024. As of May 31, 2025, all principal and accrued interest on this note has been written off.

NOTE 9 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended November 30, 2025, to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$–
Change in valuation allowance	–
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at November 30, 2025, are as follows:

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

NOTE 10 – CHANGES IN CONTROL

November 17, 2025

On November 17, 2025, in connection with the acquisition of Exousia AI, the Company underwent a change of control, whereby Exousia Pro Holding Management, LLC (“ExPro Holding”), a wholly-owned subsidiary of Exousia Pro, Inc., formerly Marijuana, Inc., a Florida corporation, became the majority owner of the Company and Matthew Dwyer was appointed the Sole Director and Officer of the Company. See Note 11 – Acquisition of Exousia AI – New Plan of Business.

December 6, 2024

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

NOTE 11 – ACQUISITION OF EXOUSIA AI – NEW PLAN OF BUSINESS

On November 11, 2025, the Company entered into a Plan and Agreement of Reorganization (the “Reorganization Agreement”) with the shareholders of Exousia Ai, Inc., a Florida corporation (Exousia AI), pursuant to which the Company would acquire 100% of the issued and outstanding capital stock of Exousia AI, with Exousia AI becoming the Company’s wholly-owned subsidiary, in consideration of the Company’s issuing a total of 62,223,000 shares of Company common stock (the “Acquisition Shares”) to the shareholders of Exousia AI. On November 17, 2025, the parties closed the Reorganization Agreement, such that Exousia AI became a wholly-owned subsidiary of the Company and the shareholders of Exousia AI were issued the Acquisition Shares (ExPro Holding as to 41,223,0000 of the Acquisition Shares and Progenicyte Japan CO., LTD. as to 21,000,000 of the Acquisition Shares).

The acquisition of Exousia AI was pursued and consummated by the Company, after the Company’s Board of Directors had determined, after investigating the Exousia AI opportunity, that the best interests of the Company and its shareholders would be best served by acquiring Exousia AI.

Effective as of the closing of the Reorganization Agreement, Zhang Shengwu resigned as the Company’s Sole Officer and Director and Matthew Dwyer was appointed as the Company’s new Sole Officer and Director.

The Company’s Board of Directors has adopted the business plan of Exousia AI as part of its overall business plan, to wit: Exousia AI is a clinical stage biotechnology company developing new ways to exploit the therapeutic potential of exosomes, initially focused in the field of oncology.

NOTE 12 – SUBSEQUENT EVENTS

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that, except as set forth below, there were no such events requiring recognition or disclosure in the financial statements.

Amended and Restated Articles of Incorporation

On January 16, 2026, the Company filed with the State of Wyoming an Articles of Amendment to its Articles of Incorporation in the form an Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”).

Pursuant to the Amended and Restated Articles, the Company changed its corporate name to “Exousia Bio, Inc.”

In the near future, the Company intends to file for approval of its name change with FINRA. In conjunction therewith, the Company intends to change its trading symbol. The Company is unable to predict the timing of FINRA’s approval of such actions. Until such approval if achieved, the Company will continue to be known as “L A M Y” in the trading markets and its trading symbol will remain “LMMY.”

The following additional provisions were included in the Amended and Restated Articles:

1.	Capital Stock. 100,000,000 shares of $.0001 par value common stock are now authorized; 1,000,000 shares of $.0001 par value preferred stock are now authorized. Notwithstanding the designation of the class of Series X Preferred Stock designated in the Amended and Restated Articles, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of preferred stock, and variations in the relative rights and preferences as between different series, shall be established by the Company’s Board of Directors.

2.	Cumulative Voting. Cumulative voting for the election of directors shall not be permitted.

3.	Preemptive Rights. No holder of any stock of the Company shall be entitled, as a matter of right, to purchase, subscribe for or otherwise acquire any new or additional shares of stock of the Company of any class, or any options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares, or any shares, bonds, notes, debentures or other securities convertible into or carrying options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares unless specifically authorized by the Board of Directors of the Company.

4.	Shareholder Voting on Corporate Actions. Notwithstanding the requirements of Wyoming law, the affirmative vote or concurrence of the holders of a majority of the outstanding shares of the Company entitled to vote thereon are required to make effective all transactions that require shareholder approval under applicable law.

5.	Indemnification of Directors, Officers, Employees, Fiduciaries and Agents.

A.	Liability for Monetary Damages. The liability of the directors of the Company for monetary damages shall be eliminated to the fullest extent permissible under Wyoming law provided, however, that (1) the liability of directors is not limited or eliminated (a) for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (b) for acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (c) for any transaction from which a director derived an improper personal benefit, (d) for acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (e) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, (2) the liability of directors is not limited or eliminated for any act or omission occurring prior to the date when these Articles of Incorporation becomes effective, or (f) any of the acts set forth in Section 17-16-202 of the Wyoming Business Corporations Act and (3) the liability of officers is not limited or eliminated for any act or omission as an officer, notwithstanding that the officer is also a director or that his or her actions, if negligent or improper, have been ratified by the directors.

The Company shall indemnify, to the fullest extent permitted by applicable law, any person, and the estate and personal representative of any such person, against all liability and expense (including attorneys’ fees) incurred by reason of the fact that he is or was a director or officer of the Company or, while serving at the request of the Company as a director, officer, partner, trustee, employee, fiduciary, or agent of, or in any similar managerial or fiduciary position of, another domestic or foreign corporation or other individual or entity or of an employee benefit plan. The Company also shall indemnify any person who is serving or has served the Corporation as director, officer, employee, fiduciary, or agent, and that person’s estate and personal representative, to the extent and in the manner provided in any bylaw, resolution of the shareholders or directors, contract, or otherwise, so long as such provision is legally permissible.

B.	Expenses. The Company shall advance expenses in advance of the final disposition of the case to or for the benefit of a director, officer, employee, fiduciary, or agent, who is party to a proceeding such as described in the preceding paragraph A to the maximum extent permitted by applicable law.

C.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director or officer of the Company or other person entitled to indemnification existing at the time of such repeal or modification.

6.	Limitations of Liability.

A.	Limitation of Liability. Notwithstanding Wyoming law, specifically Section 17-16-202 of the Wyoming Business Corporations Act, or the provisions of these Articles of Incorporation, a director of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or to its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the director derived an improper personal benefit. If the Wyoming Business Corporations Act is amended after this Article is adopted to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company shall be eliminated or limited to the fullest extent permitted by the Wyoming Business Corporations Act, as so amended.

B.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director of the Company existing at the time of such repeal or modification.

7.	Designation of Series X Preferred Stock. One (1) share of the Company’s authorized shares of Preferred Stock, $0.0001 par value per share, is hereby designated as “Series X Preferred Stock” and having the characteristics set forth below.

A.	Fractional Shares. The Series X Preferred Stock may not be issued in fractional shares.

B.	Voting. The share of Series X Preferred Stock shall have rights in all matters requiring stockholder approval to a number of votes equal to two (2) times the sum of:

(1)	The total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the stockholders; plus

(2)	The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

C.	Conversion. The Series X Preferred Stock shall possess no rights of conversion.

D.	Liquidation Rights. The Series X Preferred Stock shall possess no liquidation rights.

E.	Dividends. The Series X Preferred Stock shall possess no dividend rights.

F.	Protection Provisions. The Company shall not, without first obtaining the consent of the holder of the share of Series X Preferred Stock, alter or change the rights, preferences or privileges of the Series X Preferred Stock so as to affect adversely the holder of the share of Series X Preferred Stock.

G.	Waiver. Any of the rights, powers or preferences of the Series X Preferred Stock may be waived by the affirmative consent of the holder of the share of Series X Preferred Stock.

H.	No Other Rights or Privileges. Except as specifically set forth herein, the holder of the share of Series X Preferred Stock shall have no other rights, privileges or preferences with respect to the Series X Preferred Stock.

8.	Conflicting Interest Transactions. No contract or other transaction between the Company and one (1) or more of its directors or any other corporation, firm, association, or entity in which one (1) or more of its directors are directors or officers or are financially interested shall be either void or voided solely because of such relationship or interest, or solely because such directors are present at the meeting of the board of directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction, or solely because their votes are counted for such purpose if:

A.	The fact of such a relationship or interest is disclosed or known to the Board of Directors or committee that authorizes, approves or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors;

B.	The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or

C.	The contract or transaction is fair and reasonable to the Company. Common or interested directors may be counted in determining the presence of a quorum, as herein previously defined, at a meeting of the Board of Directors or a committee thereof that authorizes, approves, or ratifies such contract or transaction.

Issuance of Series X Preferred Stock

In January 2026, the Company issued one (1) share of its Series X Preferred Stock (the “Series X Share”) to ExPro Holding, the majority owner of the Company and holder of the majority voting power. While ExPro Holding held the majority voting power of the Company prior to such issuance, the Board of Directors of the Company deemed it to be in the best interests of the Company and its shareholders to assure stability and continuity during the Company’s initial stages of development to issue the Series X Share to ExPro Holding.

Issuance of Common Stock

In December 2025, the Company issued 3,500,000 shares of common stock to a third-party consultant, pursuant to a consulting agreement.

Rescission Agreement

Effective March 14, 2026, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”) with Progenicyte Japan CO., LTD., a Japanese corporation (“Progenicyte”), with respect to that certain

Plan and Agreement of Reorganization (the “Reorganization Agreement”) dated as of November 11, 2025, among the Company, LMMY and the shareholders of Exousia Ai, Inc., a Florida corporation, with one of such shareholders being Progenicyte. Pursuant to the Rescission Agreement, based on a mistake of fact, the 21,000,000 shares of Company common stock issued to Progenicyte under the Reorganization Agreement was cancelled. Also pursuant to the Reorganization Agreement, the Company and Progenicyte agreed to release the other from any all claims, whether existing or future in nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development-stage company with limited operations and no revenues from our business operations. Our independent auditor has issued a going-concern opinion. This means that our independent auditor believes there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues, until we have obtained sufficient funds to implement our current, post-acquisition plan of business, of which there is no assurance.

Acquisition of Exousia Ai, Inc. – New Plan of Business

Acquisition. On November 11, 2025, the Company entered into a Plan and Agreement of Reorganization (the “Reorganization Agreement”) with the shareholders of Exousia Ai, Inc., a Florida corporation (“Exousia AI”), pursuant to which the Company would acquire 100% of the issued and outstanding capital stock of Exousia AI, with Exousia AI becoming the Company’s wholly-owned subsidiary, in consideration of the Company’s issuing a total of 62,223,000 shares of Company common stock (the “Acquisition Shares”) to the shareholders of Exousia Ai. On November 17, 2025, the parties closed the Reorganization Agreement, such that Exousia AI became a wholly-owned subsidiary of the Company and the shareholders of Exousia AI were issued the Acquisition Shares (Exousia Pro Holding Management, LLC as to 41,223,0000 of the Acquisition Shares and Progenicyte Japan CO., LTD. as to 21,000,000 of the Acquisition Shares).

The acquisition of Exousia AI was pursued and consummated by the Company, after the Company’s Board of Directors had determined, after investigating the Exousia AI opportunity, that the best interests of the Company and its shareholders would be best served by acquiring Exousia AI.

Effective as of the closing of the Reorganization Agreement, Zhang Shengwu resigned as the Company’s Sole Officer and Director and Matthew Dwyer was appointed as the Company’s new Sole Officer and Director.

New Plan of Business. The Company’s Board of Directors has adopted the business plan of Exousia AI as part of its overall business plan, to wit: Exousia AI is a clinical stage biotechnology company developing new ways to exploit the therapeutic potential of exosomes, initially focused in the field of oncology.

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

Due to the acquisition of Exousia AI, our future operating results will be substantially different from our company’s past operating results. However, we are not able to predict the extent of such change is operating results.

Six Months Ended November 30, 2025 and 2024. During the six months ended November 30, 2025, we generated $-0- (unaudited) in revenue, compared to $3,750 (unaudited) in revenue during the six months ended November 30, 2024, all of which was associated with our business operations as they existed prior to our acquisition of Exousia AI.

For the six months ended November 30, 2025, we reported operating expenses of $206,711 (unaudited) and other income of $217,922 (unaudited) resulting in a net loss of $50,897 (unaudited).

For the six months ended November 30, 2024, we reported operating expenses of $10,632 (unaudited) and other income of $90,541 (unaudited), resulting in a net profit of $83,659 (unaudited).

Liquidity and Capital Resources

As of November 30, 2025, our total assets were $-0- (unaudited). As of November 30, 2025, our current liabilities were $261,023 (unaudited), resulting in a working capital deficit of $261,023 (unaudited). We require capital with which to pursue our Exousia AI-based plan of business. There is no assurance that we will obtain any capital.

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

Off-Balance Sheet Arrangements

As of November 30, 2025, and May 31, 2025, we had no off-balance sheet arrangements.

Going Concern

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three month ended November 30, 2025, the period covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our company.

Item 5. Other Information

(a) Material Events

Amended and Restated Articles of Incorporation

On January 16, 2026, the Company filed with the State of Wyoming an Articles of Amendment to its Articles of Incorporation in the form an Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”).

Pursuant to the Amended and Restated Articles, the Company changed its corporate name to “Exousia Bio, Inc.”

In the near future, the Company intends to file for approval of its name change with FINRA. In conjunction therewith, the Company intends to change its trading symbol. The Company is unable to predict the timing of FINRA’s approval of such actions. Until such approval if achieved, the Company will continue to be known as “L A M Y” in the trading markets and its trading symbol will remain “LMMY.”

The following additional provisions were included in the Amended and Restated Articles:

1.	Capital Stock. 100,000,000 shares of $.0001 par value common stock are now authorized; 1,000,000 shares of $.0001 par value preferred stock are now authorized. Notwithstanding the designation of the class of Series X Preferred Stock designated in the Amended and Restated Articles, the designations, preferences, limitations, restrictions, and relative rights of any additional classes of preferred stock, and variations in the relative rights and preferences as between different series, shall be established by the Company’s Board of Directors.

2.	Cumulative Voting. Cumulative voting for the election of directors shall not be permitted.

3.	Preemptive Rights. No holder of any stock of the Company shall be entitled, as a matter of right, to purchase, subscribe for or otherwise acquire any new or additional shares of stock of the Company of any class, or any options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares, or any shares, bonds, notes, debentures or other securities convertible into or carrying options or warrants to purchase, subscribe for or otherwise acquire any such new or additional shares unless specifically authorized by the Board of Directors of the Company.

4.	Shareholder Voting on Corporate Actions. Notwithstanding the requirements of Wyoming law, the affirmative vote or concurrence of the holders of a majority of the outstanding shares of the Company entitled to vote thereon are required to make effective all transactions that require shareholder approval under applicable law.

5.	Indemnification of Directors, Officers, Employees, Fiduciaries and Agents.

A.	Liability for Monetary Damages. The liability of the directors of the Company for monetary damages shall be eliminated to the fullest extent permissible under Wyoming law provided, however, that (1) the liability of directors is not limited or eliminated (a) for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (b) for acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (c) for any transaction from which a director derived an improper personal benefit, (d) for acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (e) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, (2) the liability of directors is not limited or eliminated for any act or omission occurring prior to the date when these Articles of Incorporation becomes effective, or (f) any of the acts set forth in Section 17-16-202 of the Wyoming Business Corporations Act and (3) the liability of officers is not limited or eliminated for any act or omission as an officer, notwithstanding that the officer is also a director or that his or her actions, if negligent or improper, have been ratified by the directors.

The Company shall indemnify, to the fullest extent permitted by applicable law, any person, and the estate and personal representative of any such person, against all liability and expense (including attorneys’ fees) incurred by reason of the fact that he is or was a director or officer of the Company or, while serving at the request of the Company as a director, officer, partner, trustee, employee, fiduciary, or agent of, or in any similar managerial or fiduciary position of, another domestic or foreign corporation or other individual or entity or of an employee benefit plan. The Company also shall indemnify any person who is serving or has served the Corporation as director, officer, employee, fiduciary, or agent, and that person’s estate and personal representative, to the extent and in the manner provided in any bylaw, resolution of the shareholders or directors, contract, or otherwise, so long as such provision is legally permissible.

B.	Expenses. The Company shall advance expenses in advance of the final disposition of the case to or for the benefit of a director, officer, employee, fiduciary, or agent, who is party to a proceeding such as described in the preceding paragraph A to the maximum extent permitted by applicable law.

C.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director or officer of the Company or other person entitled to indemnification existing at the time of such repeal or modification.

6.	Limitations of Liability.

A.	Limitation of Liability. Notwithstanding Wyoming law, specifically Section 17-16-202 of the Wyoming Business Corporations Act, or the provisions of these Articles of Incorporation, a director of the Company shall not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director’s duty of loyalty to the Company or to its shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the director derived an improper personal benefit. If the Wyoming Business Corporations Act is amended after this Article is adopted to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company shall be eliminated or limited to the fullest extent permitted by the Wyoming Business Corporations Act, as so amended.

B.	Repeal or Modification. Any repeal or modification of the foregoing paragraph by the shareholders of the Company shall not adversely affect any right or protection of a director of the Company existing at the time of such repeal or modification.

7.	Designation of Series X Preferred Stock. One (1) share of the Company’s authorized shares of Preferred Stock, $0.0001 par value per share, is hereby designated as “Series X Preferred Stock” and having the characteristics set forth below.

A.	Fractional Shares. The Series X Preferred Stock may not be issued in fractional shares.

B.	Voting. The share of Series X Preferred Stock shall have rights in all matters requiring stockholder approval to a number of votes equal to two (2) times the sum of:

(1)	The total number of shares of Common Stock which are issued and outstanding at the time of any election or vote by the stockholders; plus

(2)	The number of votes allocated to shares of Preferred Stock issued and outstanding of any other class that shall have voting rights.

C.	Conversion. The Series X Preferred Stock shall possess no rights of conversion.

D.	Liquidation Rights. The Series X Preferred Stock shall possess no liquidation rights.

E.	Dividends. The Series X Preferred Stock shall possess no dividend rights.

F.	Protection Provisions. The Company shall not, without first obtaining the consent of the holder of the share of Series X Preferred Stock, alter or change the rights, preferences or privileges of the Series X Preferred Stock so as to affect adversely the holder of the share of Series X Preferred Stock.

G.	Waiver. Any of the rights, powers or preferences of the Series X Preferred Stock may be waived by the affirmative consent of the holder of the share of Series X Preferred Stock.

H.	No Other Rights or Privileges. Except as specifically set forth herein, the holder of the share of Series X Preferred Stock shall have no other rights, privileges or preferences with respect to the Series X Preferred Stock.

8.	Conflicting Interest Transactions. No contract or other transaction between the Company and one (1) or more of its directors or any other corporation, firm, association, or entity in which one (1) or more of its directors are directors or officers or are financially interested shall be either void or voided solely because of such relationship or interest, or solely because such directors are present at the meeting of the board of directors or a committee thereof which authorizes, approves, or ratifies such contract or transaction, or solely because their votes are counted for such purpose if:

A.	The fact of such a relationship or interest is disclosed or known to the Board of Directors or committee that authorizes, approves or ratifies the contract or transaction by a vote or consent sufficient for the purpose without counting the votes or consents of such interested directors;

B.	The fact of such relationship or interest is disclosed or known to the shareholders entitled to vote and they authorize, approve, or ratify such contract or transaction by vote or written consent; or

C.	The contract or transaction is fair and reasonable to the Company. Common or interested directors may be counted in determining the presence of a quorum, as herein previously defined, at a meeting of the Board of Directors or a committee thereof that authorizes, approves, or ratifies such contract or transaction.

Issuance of Series X Preferred Stock

In January 2026, the Company issued one (1) share of its Series X Preferred Stock (the “Series X Share”) to Exousia Pro Holding Management, LLC (“ExPro Holding”), the majority owner of the Company and holder of the majority voting power. While ExPro Holding held the majority voting power of the Company prior to such issuance, the Board of Directors of the Company deemed it to be in the best interests of the Company and its shareholders to assure stability and continuity during the Company’s initial stages of development to issue the Series X Share to ExPro Holding.

Entry into a Material Definitive Agreement

On January 20, 2026, the Company issued a convertible promissory note in the principal amount of $250,000 (the “Convertible Note”) to GBII Partners Inc. (“GBII”) in consideration of a $250,000 loan from GBII (the “GBII Loan”). The Convertible Note was fully funded on January 26, 2026.

The Convertible Note bears interest at 15% per annum (18% upon default) and matures on March 26, 2026 (the “Maturity Date”). The Company does not have the right to prepay the Convertible Note. At any time on or before the Maturity Date, GBII may convert any outstanding and unpaid principal portion, and accrued and unpaid interest, of the Convertible Note into shares of Company common stock at a conversion price equal to 50% of the market price of the Company’s common stock. From one to 30 days following the Maturity Date, the conversion price under the Convertible Note shall be equal to 35% of the market price of the Company’s common stock; from 31 to 60 days following the Maturity Date, the conversion price under the Convertible Note shall be equal to 20% of the market price of the Company’s common stock; and, from 61 days following the Maturity Date to the date of full payment of the Convertible Note, the conversion price under the Convertible Note shall be equal to 10% of the market price of the Company’s common stock; provided, however, that GBII may not convert the Note to the extent that such conversion would result in GBII’s beneficial ownership of the Company’s common stock being in excess of 4.999% of the Company’s then-issued and outstanding common stock. Further, if, at any time during which the Convertible Note shall be outstanding, the Company completes any subsequent placement of its securities, then GBII shall have the right to exchange all, or any part, of the Convertible Note into any such securities.

Additionally, the Company executed an Irrevocable Transfer Agent Instruction (the “TA Letter”) with its transfer agent, VStock Transfer, LLC, pursuant to which the Company created a reserve of 3,333,334 shares of common stock in favor of GBII with respect to shares of common stock into which the Convertible Note may be converted by GBII.

In addition, in connection the Company’s obtaining the GBII Loan, the Company’s majority shareholder, Exousia Pro Holding Management, LLC (“EP Holding”), the Company and GBII entered into a pledge agreement (the “EP Holding Pledge Agreement”) with respect to 5,000,000 shares of Company common stock owned by EP Holding, to secure the obligations of the Company under the Convertible Note.

Finally, in connection with the Company’s obtaining the GBII Loan, a third party, VS Services, LLC (“VS Services”), the Company and GBII entered into a pledge agreement (the “GBII Pledge Agreement”) with respect to 1,276,225 shares of Company common stock owned by VS Services, to secure the obligations of the Company under the Convertible Note.

Submission of Matters to a Vote of Security Holders

On January 5, 2026, Exousia Pro Holding Management, LLC, the holder of the majority voting power of the Company, approved the adoption and filing of the Amended and Restated Articles with the State of Wyoming, which Amended and Restated Articles included a change in the Company’s corporate name to “Exousia Bio, Inc.”

Rescission Agreement

Effective March 14, 2026, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”) with Progenicyte Japan CO., LTD., a Japanese corporation (“Progenicyte”), with respect to that certain Plan and Agreement of Reorganization (the “Reorganization Agreement”) dated as of November 11, 2025, among the Company, LMMY and the shareholders of Exousia Ai, Inc., a Florida corporation, with one of such shareholders being Progenicyte. Pursuant to the Rescission Agreement, based on a mistake of fact, the 21,000,000 shares of Company common stock issued to Progenicyte under the Reorganization Agreement was cancelled. Also pursuant to the Reorganization Agreement, the Company and Progenicyte agreed to release the other from any all claims, whether existing or future in nature.

(c) Trading Plans

During the three months ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation (Amended and Restated Articles of Incorporation), filed January 16, 2026.
4.1	Convertible Promissory Note dated January 20, 2026, $250,000 principal amount, in favor of GBII Partners Inc.
10.1	Pledge Agreement dated January 20, 2026, among the Company, VS Services, LLC and GBII Partners Inc.
10.2	Pledge Agreement dated January 20, 2026, among the Company, Exousia Pro Holding Management, LLC and GBII Partners Inc.
10.3	Irrevocable Transfer Agent Instruction letter between the Company and VStock Transfer, LLC, transfer agent of the Company’s common stock.
10.4	Rescission Agreement dated as of March 10, 2026.
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.4	Rescission Agreement dated as of March 10, 2026.
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2026.

L A M Y

By: /s/ Matthew Dwyer
Matthew Dwyer Chief Executive Officer

