Form 10-Q
period 2026-02-28
Exousia Bio, Inc.
filed 2026-06-16
CIK 1939937

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of June 15, 2026, the registrant had 52,500,000 shares of common stock issued and outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

EXOUSIA BIO, INC.

(formerly L A M Y)

UNAUDITED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026

EXOUSIA BIO, INC.

(formerly L A M Y)

BALANCE SHEETS

	February 28, 2026	May 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash & cash equivalents	$–	$–
Accounts receivable	–	–
Interest receivable	–	–
Total current assets	–	–

Non-current assets
Intangibles (net)	–	–
Equipment (net)	670	–
Other Assets (Exousia AI)	22,050,000	–
Total Non-current Assets	22,050,670	–

TOTAL ASSETS	$22,050,670	$–

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Current Liabilities
Due to related party	$8,831	$–
Advances from related parties	38,850	–
Accounts Payable	212,302	–
Other Current Liabilities	1,040	–
Total current liabilities	261,023	–

Non-Current Liabilities
Loans from related parties	–	–
Note payable – related party	–	–
Note payable – others	–	–
Accrued Interest	–	–
Total non-current liabilities	–	–

Total Liabilities	261,023	–

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 shares authorized; 70,000,000 & 7,777,000 shares issued and outstanding as of February 2026, and May 31, 2025, respectively	7,350	778
Preferred Series X	–	–
Additional Paid-In-Capital	22,070,920	30,992
Accumulated Deficit	(288,623)	(31,770)
Total Stockholders’ equity (deficit)	21,789,647	–
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,050,670	$–

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended 02/28/2026	Three Months Ended 02/28/25	Nine Months Ended 02/28/26	Nine Months Ended 02/28/25
Revenue	$–	$–	$–	$3,750
Cost of Goods Sold	62,108	–	62,108	–
Gross Profit	(62,108)	–	(62,108)	3,750

Operating Expenses
Advertising and promotion	–	–	2,996	–
Dues and subscriptions	–	–	568	–
Office supplies	1,317	–	1,317	–
Delivery	64	–	64	–
Transfer agent	1,490	–	1,490	–
OTC Markets fees	–	–	7,500	–
Professional fees	10,600	–	31,350	–
Research and development	161,426	–	161,426	–
General and administrative expenses	–	6,981	–	10,632
Total Operating expenses	174,897	6,981	206,711	10,632

Net income (loss) from operations	(237,005)	6,981	(268,818)	(6,882)

Other Income (Expense)
Other income	–	87,110	–	87,541
Gain on acquisition	217,922	–	217,922	–
Total Other Income (Expense)	217,922	87,110	217,922	87,541

Income (loss) before provision for income taxes	(19,083)	80,129	(50,897)	80,659

Provision for income taxes	–	–	–	–

Net income (Loss)	$(19,083)	$80,129	$(50,897)	$80,659

Income (loss) per common share: Basic and diluted	$(0.00)	$0.01	$(0.00)	$0.00

Weighted Average Number of Common Shares Outstanding: Basic and diluted	16,764,767	7,777,000	12,270,883	7,000,000

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

(UNAUDITED)

	Number of Common Shares	Amount ($)	Additional Paid-In-Capital ($)	Accumulated Deficit ($)	Total ($)
Balance at May 31, 2024	7,777,000	778	27,492	(83,165)	(54,895)
Adjustment attributable to acquisition	–	–	–	910	910
Net income (loss)	–	–	–	80,659	80,659
Balance at February 28, 2025	7,777,000	778	27,492	(3,416)	24,854

Balance at May 31, 2025	7,777,000	778	30,992	(31,770)	–
Additional paid-in capital	–	–	(3,500)	–	(3,500)
Common stock issued in acquisition	62,223,000	6,222	22,043,778	–	22,050,000
Common stock issued consulting fee	3,500,000	350	–	–	–
Adjustment attributable to acquisition	–	–	–	(205,956)	(205,956)
Net income (loss)	–	–	–	(50,897)	(50,897)
Balance at February 28, 2026	73,500,000	7,350	22,070,920	(288,623)	21,789,647

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended February 28, 2026	Nine Months Ended February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(50,897)	$80,659
Adjustment as of non-cash items:
Due to Related Party	4,881	–
Due to Shareholder	38,850	–
Loan	1490	–
Depreciation	568	2,519
Amortization	–	4,833
Changes in operating assets and liabilities:
Increase in accrued accounts receivable	–	(3,750)
Account payable and accrued expenses	181,734	2,277
Advances from related parties	–	–
Net cash provided by (used in) Operating activities	176,626	86,538

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment, net	(670)	–
Exousia Bio	(22,050,000)	–
Intangibles, net	–	–
Net cash provided by (used in) Investing activities	(22,050,670)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid-in Capital	21,987,777	–
Proceeds from note payable – others	–	–
Proceeds from debt forgiveness – related party	–	(86,538)
Gain from Acquisition	(175,957)	–
Common Stock	62,223	–
Accrued interest	–	–
Net cash provided by Financing activities	21,874,043	(86,538)

Increase (decrease) in cash and equivalents	–	–
Cash and equivalents at beginning of the period	–	1,028
Cash and equivalents at end of the period	$–	$1,028

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Proceeds of loan from related party in exchange of asset	$–	$–
Proceeds from note payable against acquisition of intangibles	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

EXOUSIA BIO, INC.

(formerly L A M Y)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED February 28, 2026

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

On January 31, 2026 the Company changed its name with the State of Wyoming to Exousia Bio, Inc.

The Company has adopted a May 31 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2026, have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated deficit from inception (January 31, 2022) to February 28, 2026, of $288,623. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Stock-Based Compensation

As of February 28, 2026, the Company has not issued any stock-based payments to its employees.

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

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2026.

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

As of February 28, 2026, the Company has no reportable segments.

NOTE 4 – EQUIPMENT (NET)

Company acquired equipment as on May 25, 2022, for $15,100, which the Company depreciated using straight-line depreciation over the estimated useful life of 3 years.

For the Nine months ended February 28, 2026, the Company recorded $568 in depreciation expense. From inception (January 31, 2022) through February 28, 2026, the Company has recorded a total of $15,100 in depreciation expense.

NOTE 5 – INTANGIBLE ASSETS

The Company acquired intangibles as on May 26, 2022, and consist of Videogame platform and related property rights of $29,000. The Company amortizes its intangibles using straight-line depreciation over the estimated useful life of 3 years.

For the Nine months ended February 28, 2026, the Company recorded $-0- in amortization expense. From inception (January 31, 2022) through February 28, 2026, the Company has recorded a total of $29,000 in amortization expense.

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

Common Stock

As of February 28, 2026, the Company had 100,000,000 shares of common stock authorized.

In January 2026, the Company filed an Amended and Restated Articles of Incorporation that authorized 100,000,000 shares of common stock with a par value of $0.0001 per share.

During the nine months ended February 28, 2026, the Company issued 3,500,000 shares of common stock pursuant to a consulting agreement.

During the six months ended November 30, 2024, the Company did not issue any shares of common stock.

As of February 28, 2026, and May 31, 2025, the Company had 100,000,000 shares of common stock and 70,000,000 and 7,777,000 shares of common stock issued and outstanding, respectively.

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

From inception (January 31, 2022) through February 28, 2026, the Company’s officers and directors contributed additional paid in capital to the Company. At February 28, 2026, the Company had $8,831 due to related party and $38,850 in advances from related parties. All such amounts bear no interest and are due on demand.

NOTE 8 – NOTE PAYABLE – OTHERS

As of May 26, 2022, Company owed a note payable of $29,000 to a third party (Smarty Pants, LLC) against the purchase of an intangible property. This note was unsecured, bore 10% simple interest per annum and was fully payable by May 26, 2024. As of May 31, 2025, all principal and accrued interest on this note has been written off.

NOTE 9 – INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for the period ended February 28, 2026, to the company’s effective tax rate is as follows:

Tax benefit at U.S. statutory rate	$–
Change in valuation allowance	–
$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at February 28, 2026, are as follows:

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

Rescission Agreement

Effective March 14, 2026, the Company entered into a Rescission Agreement and Mutual Release (the “Rescission Agreement”) with Progenicyte Japan CO., LTD., a Japanese corporation (“Progenicyte”), with respect to that certain Plan and Agreement of Reorganization (the “Reorganization Agreement”) dated as of November 11, 2025, among the Company, LMMY and the shareholders of Exousia Ai, Inc., a Florida corporation, with one of such shareholders being Progenicyte. Pursuant to the Rescission Agreement, based on a mistake of fact, the 21,000,000 shares of Company common stock issued to Progenicyte under the Reorganization Agreement were canceled. Also pursuant to the Reorganization Agreement, the Company and Progenicyte agreed to release each other from all claims, whether existing or future in nature.

Effective May 1, 2026, Exousia AI, Inc., entered into a Rescission Agreement with Progenicyte. This canceled the license agreement for the NANOG technology effective from January 27, 2025.

Effective May 1, 2026, Exousia Bio and ProgeniX Bio, Inc. entered into an Exclusive Intellectual Property License Agreement in exchange for a 6 percent royalty of Net Sales of licensed Products pertaining to the licensed intellectual property.

Effective on May 1, 2026, Exousia Bio and ProgeniX entered into a Service Agreement, whereby ProgeniX shall provide technical Support and operational assistance, Guidance on exosome production, laboratory setup and equipment planning, protocol development and documentation, and quality control and analytical support. Exousia Bio shall pay a monthly fee of $10,000, which may increase based on certain parameters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, without limitation, statements concerning our plans, objectives, expectations, intentions, beliefs and assumptions about future events. Words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements, including our ability to continue as a going concern, our ability to execute on the business plan adopted in connection with our acquisition of Exousia AI, Inc., our ability to obtain additional financing on acceptable terms, our limited operating history under our current line of business, and other risks described in our filings with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement, except as required by law. The following discussion should be read in conjunction with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company was originally incorporated in the State of Wyoming on January 31, 2022, under the name LAMY. From its inception through November 17, 2025, the Company sought to develop a financial education platform for younger users featuring an immersive video game called TwoPlus1®. On November 17, 2025, the Company closed a Plan and Agreement of Reorganization (the “Reorganization Agreement”) with the shareholders of Exousia Ai, Inc., a Florida corporation (“Exousia AI”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Exousia AI in exchange for the issuance of 62,223,000 shares of the Company’s common stock (the “Acquisition Shares”) (the “Acquisition”). As a result of the Acquisition, Exousia AI became the Company’s wholly owned subsidiary, and the Company adopted Exousia AI’s business plan as its own. Effective January 31, 2026, the Company changed its corporate name with the State of Wyoming to Exousia Bio, Inc.

Exousia AI is a clinical-stage biotechnology company developing new ways to exploit the therapeutic potential of exosomes, initially focused in the field of oncology. Substantially all of the Company’s prospective operations relate to the business of Exousia AI. We are a development-stage company with limited operating history under our current business plan and have not yet generated revenue from that business plan.

Recent Developments

The following developments are material to a comparison of our historical financial condition and results of operations to expected future periods:

• Change of Control and Acquisition. On November 17, 2025, in connection with the closing of the Reorganization Agreement, the Company’s prior sole officer and director resigned and Matthew Dwyer was appointed as the Company’s new Sole Officer and Director. The 62,223,000 Acquisition Shares were issued to the shareholders of Exousia AI (41,223,000 shares to Exousia Pro Holding Management, LLC and 21,000,000 shares to Progenicyte Japan CO., LTD.).

• Amended and Restated Articles; Name Change. On January 16, 2026, the Company filed an Articles of Amendment to its Articles of Incorporation in the form of Amended and Restated Articles of Incorporation, which (i) changed the Company’s name to “Exousia Bio, Inc.,” (ii) increased its authorized common stock to 100,000,000 shares ($0.0001 par value) and authorized 1,000,000 shares of preferred stock ($0.0001 par value), and (iii) designated one (1) share of Series X Preferred Stock with voting power equal to two (2) times the sum of all outstanding common stock and any other voting preferred stock.

• Series X Preferred Issuance. In January 2026, the Company issued the one outstanding share of Series X Preferred Stock to Exousia Pro Holding Management, LLC, the Company’s majority common stockholder, for the stated purpose of assuring stability and continuity of strategic control during the Company’s initial stages of development under its new business plan.

• Convertible Promissory Note. On January 20, 2026 (funded January 26, 2026), the Company issued a $250,000 convertible promissory note (the “Convertible Note”) to GBII Partners Inc. The Convertible Note bears interest at 15% per annum (18% on default) and matured on March 26, 2026. Conversion price is 50% of market price on or before maturity, with further discounts (35%, 20% and 10% of market price) at successive 30-day intervals after maturity. The Note is secured by 5,000,000 pledged shares from the Company’s majority stockholder and 1,276,225 pledged shares from VS Services, LLC. The Company created a reserve of 3,333,334 shares of common stock at its transfer agent in favor of the noteholder.

• Rescission Agreement. Effective March 14, 2026, the Company entered into a Rescission Agreement and Mutual Release with Progenicyte Japan CO., LTD., under which the 21,000,000 shares of Company common stock previously issued to Progenicyte under the Reorganization Agreement were cancelled, based on a mutual mistake of fact, with the parties releasing each other from all claims. As of February 28, 2026, this cancellation had not yet occurred and the 21,000,000 Progenicyte shares are reflected in the issued-and-outstanding common stock count at that date.

• Service Agreement with ProgeniX. Effective May 1, 2026, the Company entered into a Service Agreement with ProgeniX under which ProgeniX will provide technical support and operational assistance, exosome production guidance, laboratory and equipment planning, protocol development, and quality control and analytical support to the Company. The Company will pay ProgeniX a monthly fee of $10,000, subject to upward adjustment in defined circumstances.

Going Concern

Our unaudited financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As of February 28, 2026, we had no cash, an accumulated deficit of $288,623, total current liabilities of $261,023 and a working-capital deficit of $261,023. We have not yet established an ongoing source of revenue sufficient to cover our operating costs, and our continuation as a going concern is dependent upon, among other things, our ability to raise additional capital from management, significant shareholders and third-party investors and to execute on the business plan adopted in connection with our acquisition of Exousia AI. There can be no assurance that we will be successful in these efforts. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 2 to our unaudited financial statements.

Results of Operations

Three Months Ended February 28, 2026 Compared to Three Months Ended February 28, 2025

Revenue. We generated no revenue during the three months ended February 28, 2026 or during the three months ended February 28, 2025. We do not expect to generate revenue from the Exousia AI line of business until our research and development activities have advanced sufficiently to permit commercialization of one or more product candidates, of which there is no assurance.

Cost of Goods Sold; Gross Loss. We recorded cost of goods sold of $62,108 during the three months ended February 28, 2026, resulting in a gross loss of $62,108, compared to no cost of goods sold and no gross loss for the three months ended February 28, 2025. The cost of goods sold incurred during the 2026 quarter related to initial product-development costs incurred under our new business plan.

Operating Expenses. Total operating expenses for the three months ended February 28, 2026 were $174,897, consisting of office supplies of $1,317, delivery of $64, transfer-agent fees of $1,490, professional fees of $10,600 and research and development of $161,426. For the three months ended February 28, 2025, total operating expenses were $6,981, consisting solely of general and administrative expenses. The $167,916 increase is primarily attributable to research-and-development activities undertaken following the Acquisition and to higher professional fees incurred in connection with the Acquisition, the change in our business plan, the Amended and Restated Articles, and the GBII Convertible Note.

Other Income (Expense). Other income for the three months ended February 28, 2026 was $217,922, consisting of a gain on acquisition of $217,922. Other income for the three months ended February 28, 2025 was $87,110, consisting of other income unrelated to our current business plan.

Net Loss. We reported a net loss of $19,083 for the three months ended February 28, 2026, compared to net income of $80,129 for the three months ended February 28, 2025. Loss per share, basic and diluted, was less than $0.01 for the three months ended February 28, 2026, compared to income per share, basic and diluted, of $0.01 for the three months ended February 28, 2025. Weighted average shares outstanding were 16,764,767 for the 2026 quarter and 7,777,000 for the 2025 quarter, reflecting the Acquisition Shares issued in November 2025 and the consulting shares issued in February 2026.

Nine Months Ended February 28, 2026 Compared to Nine Months Ended February 28, 2025

Revenue. We generated no revenue during the nine months ended February 28, 2026, compared to $3,750 of revenue during the nine months ended February 28, 2025, all of which related to our pre-Acquisition financial-education business operations.

Cost of Goods Sold; Gross Loss. We recorded cost of goods sold of $62,108 during the nine months ended February 28, 2026, resulting in a gross loss of $62,108, compared to no cost of goods sold and gross profit of $3,750 for the nine months ended February 28, 2025.

Operating Expenses. Total operating expenses for the nine months ended February 28, 2026 were $206,711, consisting of advertising and promotion of $2,996, dues and subscriptions of $568, office supplies of $1,317, delivery of $64, transfer-agent fees of $1,490, OTC Markets fees of $7,500, professional fees of $31,350 and research and development of $161,426. For the nine months ended February 28, 2025, total operating expenses were $10,632, consisting solely of general and administrative expenses. The increase in operating expenses is primarily attributable to professional fees and research-and-development activities undertaken in connection with the Acquisition and the adoption of the new business plan.

Other Income (Expense). Other income for the nine months ended February 28, 2026 was $217,922, consisting of a gain on acquisition. Other income for the nine months ended February 28, 2025 was $87,541.

Net Loss. We reported a net loss of $50,897 for the nine months ended February 28, 2026, compared to net income of $80,659 for the nine months ended February 28, 2025. Loss per share, basic and diluted, was less than $0.01 for the 2026 nine-month period, compared to income per share, basic and diluted, of less than $0.01 for the 2025 nine-month period. Weighted average shares outstanding were 12,270,883 for the 2026 nine-month period and 7,000,000 for the 2025 nine-month period.

Liquidity and Capital Resources

Cash and Working Capital Position

As of February 28, 2026, we had no cash and cash equivalents, total current assets of $0 and total current liabilities of $261,023, resulting in a working-capital deficit of $261,023. As of May 31, 2025, we had no cash, no current assets and no current liabilities. Our total assets at February 28, 2026 were $22,050,670, consisting of $670 of equipment and $22,050,000 of Other Assets representing the recorded value of our investment in Exousia AI. Our total liabilities at February 28, 2026 of $261,023 consisted of $8,831 of amounts due to a related party, $38,850 of advances from related parties, $212,302 of accounts payable and $1,040 of other current liabilities. Our total stockholders’ equity at February 28, 2026 was $21,789,647, compared to a deficiency of approximately $54,895 at May 31, 2025 (after giving effect to the Acquisition adjustment), reflecting the issuance of the Acquisition Shares and the consulting shares net of the related accumulated-deficit adjustments and net loss for the period.

Our current liquidity position is insufficient to satisfy our outstanding obligations as they come due. In particular, the $250,000 GBII Convertible Note matured on March 26, 2026, and the Company does not currently have the cash resources to satisfy that obligation. The Note is subject to material increases in the conversion-price discount upon default, as described above under “Recent Developments,” which may result in material dilution to our shareholders if the Note is converted rather than repaid.

Cash Flows

The following discussion is intended to provide investors with an understanding of the underlying reasons for changes in our cash flows between periods and to comply with the requirements of Item 303(a) of Regulation S-K and SEC Release No. 33-8350. The Acquisition closed on November 17, 2025 and was settled principally through the non-cash issuance of the 62,223,000 Acquisition Shares; accordingly, the cash flow effects discussed below are limited.

Cash Flows from Operating Activities. Net cash provided by operating activities was $176,626 for the nine months ended February 28, 2026, compared to net cash provided by operating activities of $86,538 for the nine months ended February 28, 2025. The increase reflects the deferral of substantially all operating expenses incurred in connection with the Acquisition, the change in business plan and post-Acquisition activities into accounts payable, advances from related parties and other accrued liabilities, rather than cash outflows.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended February 28, 2026 was $22,050,670, principally reflecting the recorded value of our investment in Exousia AI ($22,050,000) and the acquisition of equipment ($670). The Exousia AI investment was settled through the issuance of the Acquisition Shares and is a non-cash transaction; investors should refer to the supplemental disclosures of non-cash investing and financing activities to our Statements of Cash Flows for additional information. Net cash used in investing activities for the nine months ended February 28, 2025 was zero.

Cash Flows from Financing Activities. Net cash provided by financing activities for the nine months ended February 28, 2026 was $21,874,043, principally reflecting the value attributed to the Acquisition Shares ($22,050,000), partially offset by the recorded gain on acquisition ($175,957). The financing inflows attributable to the Acquisition Shares were non-cash and were offset by the non-cash investing outflow described above; accordingly, net change in cash for the nine months ended February 28, 2026 was zero. Net cash used in financing activities for the nine months ended February 28, 2025 was $86,538.

Material Cash Requirements

Over the next twelve months, our material cash requirements consist of (i) repayment or restructuring of the $250,000 GBII Convertible Note, which matured on March 26, 2026 and is past due as of the date of this Quarterly Report; (ii) recurring monthly service fees of $10,000 payable to ProgeniX under the May 1, 2026 Service Agreement, plus potential upward adjustments; (iii) research-and-development expenditures relating to the Company’s clinical-stage biotechnology business plan; (iv) ongoing SEC reporting, transfer-agent and OTC Markets fees; and (v) general and administrative expenses (legal, audit, accounting). We do not have, and do not currently expect to have, sufficient cash on hand to fund these obligations. We expect to fund them through some combination of conversion or restructuring of the GBII Convertible Note, additional equity or convertible-debt financings, and advances from related parties. There can be no assurance that any such financing will be available on acceptable terms, or at all. Additional issuances of equity or convertible-debt securities will result in dilution to existing shareholders, and the dilution caused by conversion of the GBII Convertible Note at the default conversion prices described above could be substantial.

Plan of Operation and Funding

We expect that working-capital requirements will continue to be funded through a combination of existing funds, further issuances of equity or convertible-debt securities and advances from related parties. Our working-capital requirements are expected to increase materially in line with the build-out of the Exousia AI business plan, including research-and-development expenditures, professional fees, regulatory compliance costs and personnel additions. We have no lines of credit or other bank financing arrangements in place. Generally, we have financed our operations to date through the private placement of equity and debt instruments. We currently do not have a definitive plan as to how we will obtain sufficient additional funding for the development and commercialization of the Exousia AI business plan, and there can be no assurance that we will be able to obtain such funding on terms that are acceptable to us, or at all.

Off-Balance Sheet Arrangements

As of February 28, 2026 and May 31, 2025, we did not have any off-balance sheet arrangements (as that term is defined in Item 303(a)(4) of Regulation S-K) that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We consider the following accounting estimates to be the most critical to an understanding of our financial condition and results of operations:

Accounting for the Acquisition of Exousia AI

The Acquisition was completed in November 2025 and was accounted for as an asset acquisition. The value attributed to the Acquisition Shares issued as consideration ($22,050,000) was recorded as Other Assets at February 28, 2026 and is subject to evaluation for impairment in accordance with ASC 360. The fair value of the Exousia AI investment, and any associated impairment indicators, will be reassessed each reporting period based on management’s assessment of the recoverable amount of the underlying business and intellectual property of Exousia AI.

Convertible Note — Accounting for Conversion Features

We evaluate conversion options embedded in convertible instruments under ASC 815, Derivatives and Hedging Activities. We have evaluated the variable-discount conversion feature in the GBII Convertible Note and concluded that, under our current accounting policy, the conversion option does not require bifurcation as a freestanding derivative. The continuing application of this judgment is reassessed each reporting period; a change in conclusion could result in the recognition of a material derivative liability and corresponding non-cash income or expense in future periods.

Going-Concern Assessment

In assessing our ability to continue as a going concern, we apply significant judgment to projections of future cash needs, the likelihood of obtaining additional financing or restructuring of past-due indebtedness, and the timing and amount of expenditures required to execute the Exousia AI business plan. Changes in these assumptions could materially affect the conclusions reached and the disclosures provided.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We do not believe that any new or modified principles will have a material impact on our reported financial position or results of operations in the near term. The applicability of any standard is subject to formal review by our financial management, and certain standards are under consideration. See Note 3 to our unaudited financial statements for additional information regarding our accounting policies.

Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934. As a result, our disclosure may be less robust than that of comparable public companies.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the Nine month ended February 28, 2026, the period covered by this Quarterly Report, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(c) Trading Plans

During the Nine months ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: June 16, 2026.

Exousia Bio, Inc. (formerly L A M Y)

By: /s/ Matthew Dwyer
Matthew Dwyer Chief Executive Officer

